Form 10-K
period 1993-12-31
FORUM RETIREMENT PARTNERS L P
filed 1994-03-29
CIK 804752

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1993

                 Commission file number   1-9302

                  FORUM RETIREMENT PARTNERS, L.P.
                  -------------------------------
     (Exact name of registrant as specified in its charter)

                Delaware                       35-1686799
      ------------------------                ----------------
      (State of incorporation)                (I.R.S. Employer
                                             Identification No.)

                8900 Keystone Crossing, Suite 200
                      Post Office Box 40498
               Indianapolis, Indiana   46240-0498
   (Address of principal executive offices including zip code)

Registrant's telephone number, including area code:  317-846-0700

   Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange
          Title of each class             on which registered
          -------------------             -------------------
          Preferred Depositary Units      American Stock Exchange
          Representing Preferred Limited
          Partners' Interests

      Securities registered pursuant to Section 12(g) of the Act:
      None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

      Yes   X     No
           ---       ---
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant (excluding units owned by affiliates of the registrant's general partner): $24,307,714.

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Prospectus (the "Subscription Offering Prospectus") dated January 10, 1994, as supplemented on February 3, 1994, relating to a subscription offering by the registrant filed with the Commission as part of Registration Statement Number 33-71498 on November 10, 1993, (the "1993 Form S-2"), as amended -- Part I.

      There are 33 pages in this Report. The financial statement and exhibit indices are located at pp. 31-33.

                             PART I

     Item 1.   Business.

     Forum Retirement Partners, L.P. (the "Partnership") was formed in 1986 to own retirement communities ("RCs") originally developed or acquired by Forum Group, Inc., ("Forum Group"), a corporation which is a substantial equity owner of the Partnership and the parent corporation of Forum Retirement, Inc., the general partner of the Partnership (the "General Partner").

     Partnership Recapitalization. On October 6, 1993, the Partnership entered into an agreement (the "Recapitalization Agreement") with Forum Group pursuant to which the Partnership issued 6.5 million depositary units representing limited partners' interests in the Partnership ("Preferred Depositary Units" or "Units") to a subsidiary of Forum Group ("Forum A/H"), and Forum A/H made a capital contribution to the Partnership of $13.0 million in the aggregate, or $2.00 per unit. The proceeds were used to prepay a portion of the Partnership's bank debt scheduled to mature on December 31, 1993 (the "Bank Credit Facility").

     On December 28, 1993, the Partnership entered into a loan agreement with Nomura Asset Capital Corporation ("Nomura") pursuant to which Nomura provided approximately $50,700,000 in new financing (the "Nomura Loan"). The proceeds of the Nomura Loan were used to prepay the remaining balances due under the Bank Credit Facility and under the Partnership's split coupon first mortgage notes due July 1, 1996 (the "Split Coupon Notes"), to pay fees and expenses related to the financing and to fund reserves. The Nomura Loan is secured by first priority mortgages on the Partnership's nine RCs and by security interests in substantially all of the Partnership's other assets. For a description of the principal terms of the Nomura Loan, see Note
(4) of Notes to Consolidated Financial Statements under Item 8.

     Pursuant to the Recapitalization Agreement, and to afford holders of Preferred Depositary Units the opportunity to avoid the dilution resulting from the issuance of the Preferred Depositary Units to Forum A/H, on January 10, 1994 the Partnership commenced a subscription offering pursuant to which holders of Preferred Depositary Units of record as of the close of business on October 18, 1993 (other than Forum Group and its affiliates) were permitted to purchase .07398342 of a Preferred Depositary Unit for each Preferred Depositary Unit held by them on October 18, 1993 at a purchase price of $2.00 per Unit. 1,994,189 Preferred Depositary Units were issued in the subscription offering, which expired on February 25, 1994. In accordance with the Recapitalization Agreement, the Partnership used the $3,988,398 of proceeds of the subscription offering to repurchase 1,994,189 Preferred Depositary Units from Forum A/H at a purchase price of $2.00 per unit. Following the repurchase transaction, Forum Group beneficially owned 43.2% of the outstanding Units, including its 1.0% General Partner's interest.

     For additional information relating to the 1993 recapitalization and subscription offering, see the disclosures contained under the following captions in the Subscription Offering Prospectus (which disclosures are incorporated herein by this reference): "Prospectus Summary" (at pp. 4-10), "The Recapitalization" (at pp. 16-18), "Cash Distribution Policy" (at pp. 23-24) and "The Subscription Offering" (at pp. 24-27).

     Forum Group Reorganization and Recapitalization. On February 19, 1991, Forum Group and 12 of its affiliates (not including the Partnership or the General Partner) voluntarily commenced proceedings under chapter 11 of the United States Bankruptcy Code (the "Reorganization Proceedings") in the United States Bankruptcy Court for the Southern District of Indiana, Indianapolis Division (the "Bankruptcy Court"). In the course of the Reorganization Proceedings, Forum Group rejected the lease agreement (the "Lincoln Heights Lease") between Forum Retirement Operations, L.P., an affiliated operating partnership of the

Partnership ("Operations"), as lessor, and Forum Group, as lessee, covering The Forum at Lincoln Heights, an RC in San Antonio, Texas ("Forum/Lincoln Heights"). On February 5, 1993, the matter was settled pursuant to an agreement (the "Settlement Agreement") whereby (i) Operations received from Forum Group $125,000 and 63,612 shares of reorganized Forum Group's common stock, and (ii) Forum Group agreed to provide the Partnership certain general and administrative services for compensation in the amount of $180,000 per year.

     Forum Group was recapitalized in June 1993 in a series of transactions pursuant to which an investor group (the "FGI Investor Group") obtained beneficial ownership of a majority of Forum Group's capital stock. Following the recapitalization of Forum Group, the Board of Directors of the General Partner was reconstituted. See "Item 3 -- Legal Proceedings" for a discussion of certain litigation challenging the constitution of the Board of Directors of the General Partner and the management agreement entered into in 1986 in connection with the formation of the Partnership.

     Pursuant to agreements entered into in connection with Forum Group's 1993 recapitalization, on July 27, 1993, the FGI Investor Group offered to purchase all outstanding shares of Forum Group common stock for $3.62 per share. Pursuant to that offer, Operations tendered the shares of Forum Group common stock which it had received pursuant to the Settlement Agreement and received $230,275 therefor.

     The Board of Directors of the General Partner intends to consider, among other alternatives, the possible expansion of certain of its existing RCs to add additional capacity on land already owned by the Partnership in an effort further to increase the Partnership's levels of operating income overall by adding capacity to existing facilities without having to incur substantial land acquisition and common area build-out costs. Preliminary evaluations indicate that it may be feasible from an engineering standpoint to add an aggregate of up to approximately 500 additional independent living, assisted living and nursing care units to existing RCs, yielding favorable returns to the Partnership. However, any major expansion or other capital improvement program could require that the Partnership obtain additional financing and would affect the Partnership's levels of distributable cash, if any. Furthermore, such expansions may require additional regulatory approvals and the modifications of the Nomura Loan. The Board of Directors also presently intends to consider other alternative applications of the Partnership's cash on hand and from operations (if any), including distributions to Unitholders, repurchases of Units, establishment of reserves, and other capital expenditures. There can be no assurance that the Partnership will adopt or be able successfully to implement any major expansion or other capital improvement program, as to the timing thereof or as to the effect thereof on the Partnership's financial position.

     See   "Item  2  --  Properties"  for  a  discussion  of  the
Partnership's RCs.

     Item 2.   Properties.

     The Partnership (through an operating partnership) owns RCs in Delaware (4), Florida, New Mexico, South Carolina and Texas
(2) (collectively, the "Properties"). All of the Properties are managed by Forum Group pursuant to a management agreement entered into in 1986 in connection with the formation of the Partnership under which Forum Group acts as manager (the "Management Agreement").

     Except as described below, each Property contains an independent living component and a nursing component, and each Property except Millcroft, Myrtle Beach Manor and Shipley Manor also includes an assisted living component. One Property (Foulk Manor) consists of an assisted living component and a nursing component, and does not contain an independent living component.

     Independent living components contain a variety of accommodations, together with amenities such as dining facilities, lounges, and game and craft rooms. All residents of the independent living components are provided security, meals, and housekeeping and linen service. Routine healthcare service is available upon demand 24 hours a day from an on-site nursing staff, and each independent living unit is equipped with an emergency call system. The independent living components of the Properties consist of apartments, villas and, in the case of Foulk Manor North, condominiums. Independent living unit residency fees presently range from $999 to $3,960 per month, depending on the size of accommodations. Each apartment and villa resident enters into a residency agreement that may be terminated by the resident on short notice. Although there can be no assurance that available independent living units will be reoccupied as residency agreements expire or are terminated, since 1988 at least 80% of the residents of the apartments and villas have renewed their residency agreements from year to year. All residents of the independent living components of the Properties are assured space in the assisted living (if any) and nursing components should the need therefor arise.

     Nursing components provide residents a full range of nursing care. Residents have private or semiprivate rooms, and share communal dining and social facilities. In most instances, each resident of the independent living component of a Property is entitled to care in the assisted living (if any) or nursing component at no extra charge for up to a specific number of days annually or an aggregate of a specified number of days during the resident's lifetime. After utilizing this accrued time, the resident pays for both independent living occupancy, and assisted living or nursing care, until cancelling one or the other. The charge for a private nursing room presently ranges from $67 to $160 per day.

     Assisted living components provide residents a semistructured environment that encourages independent living. Residents have private or semiprivate suites, eat meals in a private dining room, and are provided the added services of scheduled activities, housekeeping and linen service, preventive health surveillance, periodic health monitoring, assistance with activities of daily living and emergency care. The charge for a private assisted living suite presently ranges from $46 to $125 per day.

     The   Properties  provide  ancillary  healthcare   services,
including the operation of an adult day care center on the premises of one RC, and the placement of private duty registered nurses, licensed practical nurses and nursing technicians.

     The following table indicates the name and location, current capacity, average occupancy rate for each of the last five years and average effective annual fees/charges per unit/suite/bed for each of the last five years for each Property:


                                    ________Capacity__________
                                Inde-
                               pendent  Assisted            Total
                               Living    Living   Nursing   Units/                   Occupancy Rate
Name  and  Location             Units    Suites     Beds  Suites/Beds       1993   1992   1991   1990   1989
- ----------------------------   -------  --------  ------- -----------      ------ ------ ------ ------ ------
The Forum at Lincoln Heights     152       30        60      242            94.0%  86.8%  68.5%  56.3%  17.1%
San Antonio, Texas

Foulk Manor                      -0-       51        52      103            83.5%  80.2%  70.9%  83.5%  87.0%
Wilmington, Delaware

Foulk Manor North                 58       11        46      115            90.9%  89.9%  88.1%  82.7%  84.6%
Wilmington, Delaware

Millcroft                         63      -0-       100      163            92.1%  90.6%  87.9%  90.0%  93.6%
Newark, Delaware

The Montebello on Academy        114       15        60      189            96.1%  90.1%  85.0%  87.4%  80.8%
Albuquerque, New Mexico

The Montevista at Coronado       123       15       120      258            85.5%  81.6%  81.1%  74.3%  58.9%
El Paso, Texas

Myrtle Beach Manor                61      -0-        80      141            93.6%  89.9%  79.4%  86.1%  88.6%
Myrtle Beach,
South Carolina

The Park Summit of Coral         199       22        35      256            89.7%  81.7%  76.3%  76.3%  77.4%
Springs
Coral Springs, Florida

Shipley Manor                     61      -0-        82      143            93.3%  85.8%  85.9%  90.8%  90.7%
Wilmington, Delaware


                                               Average Effective Annual
                                           Fees/Charges Per Unit/Suite/Bed
Name  and  Location                 1993      1992      1991      1990      1989
- ----------------------------      -------   -------   -------   -------   -------
The Forum at Lincoln Heights      $27,417   $26,366   $18,858   $22,779   $10,190
San Antonio, Texas

Foulk Manor                       $29,941   $30,149   $31,512   $29,583   $26,735
Wilmington, Delaware

Foulk Manor North                 $29,175   $28,322   $26,711   $25,678   $23,601
Wilmington, Delaware

Millcroft                         $28,804   $27,803   $27,087   $25,071   $23,308
Newark, Delaware

The Montebello on Academy         $27,530   $27,426   $25,722   $24,804   $24,815
Albuquerque, New Mexico

The Montevista at Coronado        $24,081   $22,588   $20,321   $19,823   $17,690
El Paso, Texas

Myrtle Beach Manor                $23,061   $21,813   $20,752   $19,349   $17,872
Myrtle Beach,
South Carolina

The Park Summit of Coral          $24,602   $24,687   $25,072   $24,177   $21,596
Springs
Coral Springs, Florida

Shipley Manor                     $29,704   $29,501   $29,396   $26,655   $24,826
Wilmington, Delaware


     Mortgages

     The Properties are subject to first mortgages securing outstandings under the Nomura Loan. The current principal amount outstanding under the Nomura Loan is approximately $50,700,000, and borrowings under the Nomura Loan bear interest at 9.93% per annum (assuming a servicing cost of 0.2% per annum). See Item 1, "Business", and Note 4 of Notes to Consolidated Financial
Statements filed under Item 8 for additional information regarding the Nomura Loan.

     Depreciation

     The   following  table  indicates,  with  respect  to   each
component of each Property upon which depreciation is taken, the federal tax basis, rate, method and life claimed with respect to such component for purposes of depreciation:

                                               Net
                                             Federal
                                             Tax Basis                                   Life
Name and Location        Component           (12/31/93)        Rate       Method*       (Years)
- --------------------------------------------------------------------------------------------------
The Forum at             Real property       $17,134,913      2.5-5%        SL           20-40
Lincoln Heights          Personal property       661,763      10-20%      SL/ADS          5-10
San Antonio, Texas

Foulk Manor              Real property         2,244,649    2.5-5.3%        SL           19-40
Wilmington, Delaware     Personal property       207,623      10-20%       SL/ADS         5-10

Foulk Manor North        Real property         2,290,215    2.5-5.3%        SL           19-40
Wilmington, Delaware     Personal property       246,801      10-20%       SL/ADS         5-10

Millcroft                Real property         4,443,859    2.5-6.7%        SL           15-40
Newark, Delaware         Personal property       245,059      10-20%       SL/ADS         5-10

The Montebello           Real property         6,966,117     2.5-6.7%       SL           15-40
on Academy               Personal property       152,622       10-20%      SL/ADS         5-10
Albuquerque, New Mexico

The Montevista           Real property        12,101,733       2.5-5%        SL          20-40
at Coronado              Personal property     1,497,135       10-20%      SL/ADS         5-10
El Paso, Texas

Myrtle Beach Manor       Real property         2,407,524     2.5-5.3%        SL          19-40
Myrtle Beach,            Personal property       222,172       10-20%     SL/ADS          5-10
South Carolina

The Park Summit of       Real property         9,328,240     2.5-6.7%        SL          15-40
Coral Springs            Personal property       385,211       10-20%      SL/ADS         5-10
Coral Springs, Florida

Shipley Manor            Real property         4,850,825     2.5-6.7%        SL          15-40
Wilmington, Delaware     Personal property       190,007       10-20%      SL/ADS         5-10

________________________________________
*  ADS = Alternative depreciation system
    SL = Straight line

     Real Estate Taxes

           The following table indicates, with respect to each Property, the assessed value, real estate tax rate and annual real estate taxes for 1993:

                                  Assessed     Real Estate   Annual Real
     Name and Location            Value        Tax Rate      Estate Taxes
     ---------------------------------------------------------------------
     The Forum at Lincoln Heights
     San Antonio, Texas          $13,000,000      2.76%       $ 358,962

     Foulk Manor
     Wilmington, Delaware          2,247,600      1.18%          26,586

     Foulk Manor North
     Wilmington, Delaware          4,093,200      1.18%          48,417

     Millcroft
     Newark, Delaware              6,352,000      1.40%          88,790

     The Montebello on Academy
     Albuquerque, New Mexico       6,215,237      1.27%          78,961

     The Montevista at Coronado
     El Paso, Texas                5,099,392      2.52%         128,500

     Myrtle Beach Manor
     Myrtle Beach, South
      Carolina                     4,448,800      1.07%          47,780

     The Park Summit of Coral
       Springs
     Coral Springs, Florida       12,240,000      2.45%         300,235

     Shipley Manor
     Wilmington, Delaware          5,274,800      1.18%          62,395
                                  ----------      ----          -------
                                 $58,971,029      1.93%*     $1,140,626
                                 ===========      ====        =========

    -------------------------
     *Weighted average real estate tax rate

     Sources of Payment

          The independent and assisted living components (if any) of the Properties receive direct payment for resident occupancy solely on a private pay basis. The nursing components of the Properties receive payment for resident care directly on a private pay basis, including payment from private health insurance, and from governmental reimbursement programs such as the federal Medicare program for certain elderly and disabled residents, and state Medicaid programs for certain medically indigent residents. The following table indicates the approximate percentages of operating revenues for each of the last five years derived by the Partnership from private sources, and Medicare and Medicaid:

                              Independent and
                              Assisted Living
                                Components
                              ---------------
         Source               1993   1992   1991   1990   1989
       ------------           --------------------------------
       Private                100%   100%   100%   100%   100%
       Medicare and Medicaid  -0-    -0-    -0-    -0-    -0-
                              --------------------------------
       Total                  100%   100%   100%   100%   100%
                              ================================

                              Nursing Components
                              ------------------
                              1993   1992   1991   1990   1989
                              --------------------------------
       Private                 69%    72%    77%    73%    78%
       Medicare and Medicaid   31%    28%    23%    27%    22%
                              --------------------------------
       Total                  100%   100%   100%   100%   100%
                              ================================


                              Total RCs
                              ---------
                              1993   1992   1991   1990   1989
                              --------------------------------
       Private                 85%    86%    89%    87%    91%
       Medicare and Medicaid   15%    14%    11%    13%     9%
                              --------------------------------
       Total                  100%   100%   100%   100%   100%
                              ================================

            Most private insurance carriers reimburse their policyholders, or make direct payment to facilities, for covered services at rates established by the facilities. Where applicable, the resident is responsible for any difference between the insurance proceeds and the total charges. In certain states, Blue Cross plans pay for covered services at rates negotiated with facilities. In other states, Blue Cross plans are administered under contracts with facilities providing for payment under formulae based on the cost of services. The Medicare program also makes payment under a cost-based reimbursement formula. Under the Medicaid program, each state is responsible for developing and administering its own reimbursement formula.

           Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings, interpretations and discretion which affect payment made under those programs. In addition, the federal and state governments might reduce the funds available under those programs in the future or require more stringent utilization of healthcare facilities. Those measures could adversely affect the Partnership's future revenues and, therefore, the value of the Properties.

          At any given time, there are numerous federal and state legislative proposals relating to the funding and reimbursement of healthcare costs. It is difficult to predict whether those proposals will be adopted or the form in which they might be adopted. In January, 1993, President Clinton established the Task Force on National Health Care Reform (the "Task Force"). The Task Force was charged with preparing health care reform legislation to be presented to Congress. Among the stated concerns considered by the Task Force were the means to control or reduce public and private spending on health care, to reform the payment methodology for healthcare goods and services by both the public (Medicare and Medicaid) and private sectors and to provide universal access to health care. The Task Force has presented its report and recommendations to the Administration, and the Administration has recently proposed legislation to Congress. The Partnership cannot predict the effect the Task

Force's report and recommendations or the proposed legislation may have on its business, and no assurance can be given that any such report and recommendations or the proposed legislation will not have a material adverse effect on the Partnership. Various other legislative and industry groups are studying numerous healthcare issues, including access, delivery and financing of long-term health care, and at any given time there are numerous federal and state legislative proposals relating to the funding and reimbursement of healthcare costs. It is difficult to predict whether these proposals will be adopted or the form in which they might be adopted, and no assurance can be given that any such legislation, if adopted, would not have a material effect on the Partnership.

     Regulation and Other Factors

     Healthcare facility operations are subject to federal, state and local government regulations. Facilities are subject to periodic inspection by state licensing agencies to determine whether the standards necessary for continued licensure are maintained. In granting and renewing licenses, the state agencies consider, among other things, buildings, furniture and equipment; qualifications of administrative personnel and staff; quality of care; and compliance with laws and regulations
relating  to  operation  of facilities.   State  licensure  of  a
nursing facility is a prerequisite to certification for participation in the Medicare and Medicaid programs. Requirements for licensure of assisted living components are generally less comprehensive and stringent than requirements for licensure of nursing facilities. Most states do not have licensure requirements for the independent living components of RCs. The Properties are presently in substantial compliance with all applicable federal, state and local regulations with respect to licensure requirements. However, because those requirements are subject to change, there can be no assurance that the Properties will be able to maintain their licenses upon a change in standards, and future changes in those standards could necessitate substantial expenditures by the Partnership to comply therewith.

     Competition

            The  Properties  compete  with  long-term  healthcare
facilities of varying similarity in the respective geographical market areas in which the Properties are located. Competing facilities are operated on a national, regional and local basis by religious groups and other nonprofit organizations, as well as by private operators, some of which have substantially greater resources than the Partnership. The independent living components of the Properties face competition from all the various types of residential opportunities available to the elderly. However, the number of RCs that offer on-premises healthcare services is limited. The assisted living and nursing components of the Properties compete with other assisted living and nursing facilities, and, to a lesser extent, with general hospitals. Because the target market segment of the Properties (i.e., full-service RCs) is relatively narrow, the risk of competition may be higher than with some other types of RCs. Additionally, the Properties may be subject to competition from new RCs, and assisted living and nursing facilities, developed in close proximity to them.

            Significant competitive factors for attracting residents to the independent living components of the Properties include price, physical appearance, and amenities and services offered. Additional competitive factors for attracting residents to the assisted living and nursing components of the Properties include quality of care, reputation, physician and nursing services available, and family preferences. The Partnership believes that its RCs rate high in each of these categories, except that its RCs are generally more expensive than competing facilities. The assisted living and nursing components of the Properties are designed to supplement, not to compete with, healthcare services provided by general hospitals.

     Insurance

            The Partnership maintains professional liability, comprehensive general liability and other typical insurance coverage on all its RCs. The Partnership believes that its insurance is adequate in amount and coverage.

     Item 3.   Legal Proceedings.

           On January 24, 1994, the Russell F. Knapp Revokable Trust (the "Plaintiff"), filed a complaint (the "Complaint") in the United States District Court for the Northern District of Iowa against the General Partner alleging breach of the Partnership Agreement, breach of fiduciary duty, fraud and civil conspiracy. On March 17, 1994, the Plaintiff amended the Complaint, adding Forum Group as a defendant. The Complaint alleges, among other things, that the Plaintiff holds a substantial number of Units, that the Board of Directors of the General Partner is not comprised of a majority of independent directors, as required by the Partnership Agreement and as allegedly represented in the Partnership's 1986 Prospectus for its initial public offering and that the General Partner's Board of Directors has approved and/or acquiesced in 8% management fees being charged by Forum Group under the Management Agreement. The Complaint further alleges that the "industry standard" for such fees is 4% thereby resulting in an "overcharge" to the Partnership estimated by the Plaintiff at $1.8 million per annum, beginning in 1994. The Plaintiff is seeking the restoration of certain former directors to the Board of Directors of the General Partner and the removal of certain other directors from that Board, an injunction prohibiting the payment of 8% management fees and unspecified compensatory and punitive damages.

           The General Partner believes that the allegations in the Complaint are without merit and intends vigorously to defend against this litigation.

           Pursuant to the Management Agreement, management fees payable to Forum Group for periods from the formation of the Partnership in 1986 to December 31, 1993 were deferred. Such deferred fees will become payable only if certain conditions occur. Under the terms of the Management Agreement entered into in connection with the formation of the Partnership in 1986, and as disclosed in the Partnership's 1986 Prospectus, Forum Group's management fees for periods after December 31, 1993 will not be deferred. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of the Management Agreement.

     Item  4.    Submission  of Matters to  a  Vote  of  Security
Holders.

           No matter was submitted during 1993 to a vote of security holders.

                             PART II

     Item 5.   Market for Partnership's Common Equity and Related
Stockholder Matters.

                (a)   Market  Information.  The principal  United
States  market  in which Units are being traded is  the  American
Stock Exchange (symbol:FRL).

                The high and low sales prices for Units for each full quarterly period within the two most recent fiscal years, as reported in the consolidated transaction reporting system, were as follows:


     1993                                 HIGH          LOW
     ----                                 ----          ---
     Quarter ended March 31, 1993          1           11/16
     Quarter ended June 30, 1993           2-1/16        1
     Quarter ended September 30, 1993      2           1-1/8
     Quarter ended December 31, 1993       3-1/16      1-3/4

     1992
     ----
     Quarter ended March 31, 1992          15/16       3/8
     Quarter ended June 30, 1992           13/16       3/8
     Quarter ended September 30, 1992       5/8        5/16
     Quarter ended December 31, 1992        7/8        1/4

                (b) Holders. The approximate number of record holders of Units as of March 15, 1994, was 1,143.

                (c)  Dividends.  The Partnership has not made any
distributions on Preferred Depositary Units for 1993, 1992 and 1991. However, with the continued improvements in the
Partnership's operating results and the completion of the Recapitalization in the fourth quarter of 1993, the Partnership presently expects to have positive cash flow commencing in 1994. There necessarily can be no assurance that operating results will continue to improve or as to whether or when, or at what levels, any future cash distributions to holders of Units will be made. See "Cash Distribution Policy": (at pp. 23-24) in the Subscription Offering Prospectus (which disclosure is incorporated herein by this reference) for a discussion of the Partnership's cash distribution policy; and "Item 1 -- Expansion of RCs" for a discussion of possible cash needs for expansions of the Partnership's RCs.

     Item 6.   Selected Financial Data.

                                           Years ended December 31
                                   1993     1992     1991     1990     1989
                                   ----------------------------------------
                                    (in thousands except per Unit amounts)
     Total revenues               $44,176   $41,950   $43,101   $29,243   $28,793
     Loss before extraordinary
       charge                      $1,762    $6,112   $23,431    $2,466    $1,067
     Extraordinary charge - early
       extinguishment of debt      $2,917      $-0-     $-0-      $-0-       $-0-
     Net loss                      $4,679    $6,112   $23,431    $2,466    $1,067
     General Partner's interest
         in net loss                  $47       $61      $234       $25       $11
     Limited partners' interest
         in net loss               $4,632    $6,051   $23,197    $2,441    $1,056
     Average number of Units
         outstanding               10,317     8,785     8,785     8,754     8,535
     Loss per Unit:
       Loss before extraordinary
         charge                     $0.17     $0.69     $2.64     $0.28     $0.12
        Extraordinary  charge       $0.28      $-0-      $-0-      $-0-      $-0-
       Net loss per Unit            $0.45     $0.69     $2.64     $0.28     $0.12
     Cash flow from operations
       as adjusted*                $4,285*     $519*     $294*   $4,881*   $1,397*
     Total assets                $110,480  $109,767  $127,945  $145,684  $147,200
     Long-term obligations        $51,339   $59,893   $75,594   $72,456   $68,174
     Partners' equity             $38,386   $30,187   $36,299   $59,730   $63,418
     Cash distributions declared:
          Per Preferred Unit       $ ---     $ ---     $ ---     $ ---      $1.51
          Per  Common Unit **      $ ---     $ ---     $ ---     $ ---       $0.1
      Per Unit                     $ ---     $ ---     $ ---     $0.40      $ ---

                   See notes to selected financial data on next page.

     * Cash flow from operations, as adjusted, reflects the
     net  cash  flow  generated by the  operations  of  the
     partnership  for  the indicated periods,  adjusted  as
     described  below.  Management fees have been  deferred
     during these periods and therefore have not been  paid
     from  the  cash flow from operations.  The amounts  of
     deferred  management  fees  (in  thousands)  for   the
     periods  covered  above were: 1993: $3,516,000;  1992:
     $3,337,000;  1991:  $3,391,000; 1990:  $1,615,000  and
     1989:   $1,595,000.   Beginning  in   January,   1994,
     management  fees  will become due  and  payable  on  a
     current  basis  and will therefore reduce  cash  flows
     from  operations.  The computation of  the  cash  flow
     from   operations,  as  adjusted,   is   computed   by
     subtracting  property  and  equipment  additions   and
     principal amortization of Long Term Debt from the "Net
     cash   provided  by  operating  activities"   in   the
     Consolidated  Statements of Cash Flows  and  adjusting
     for  changes  in  accrued revenues and  expenses,  net
     included   therein.   Accordingly,  cash   flow   from
     operations, as adjusted, does not represent cash  flow
     provided   by  operating  activities  as  defined   by
     generally  accepted accounting principles, should  not
     be  considered as an alternative to net income  as  an
     indicator  of the Partnership's operating  performance
     and  is  not indicative of cash available to fund  all
     cash  flow needs.  See "Item 8 -- Financial Statements
     and   Supplementary   Data"  for   the   Partnership's
     Consolidated Statements of Cash Flows.

     ** On January 1, 1990 Common Units became equivalent to Preferred Units and the capital account balance attributable to each Common Unit was adjusted to be equal to the capital account balance attributable to each Preferred Unit.

     Item  7.   Management's Discussion and Analysis of Financial
Condition and Results of Operations.

     Results of Operations.

     Introduction. At December 31, 1993, the Partnership owned nine RCs, all of which were managed by Forum Group. Operating revenues and operating income (operating revenues less operating expenses) for the year then ended, on a comparable RC basis, were $4,355,000 (11%) and $2,794,000 (32%), respectively, higher than
1992. Combined occupancy at December 31, 1993, was 94%, compared to 90% at December 31, 1992.

     The year ended December 31, 1993 produced a net loss of $4,679,000 compared to a net loss of $6,112,000 for 1992. The loss for the year ended December 31, 1993 includes an extraordinary charge in the amount of $2,917,000 related to the early extinguishment of debt.

     On March 26, 1992, the Partnership sold the business and substantially all of the assets of The Lafayette/Philadelphia, an RC located in Philadelphia, Pennsylvania ("The Lafayette"), for $17,000,000. Approximately $16,000,000 of the proceeds were used to repay a portion of the indebtedness under the Partnership's then-outstanding Split Coupon Notes.

     The Partnership has incurred net losses consistently since its formation in 1986. However, the Partnership's operating results improved substantially in 1993 compared to 1992. Excluding the effects of the sale of The Lafayette in the first quarter of 1992 and the effects of the write-off of deferred financing costs in connection with the Partnership's recapitalization on refinancing described below and certain other fees and expenses and reserves relating thereto, in 1993 the Partnership's RCs' operating revenues increased 11% over operating revenue for the comparable period in 1992 and the Partnership's net operating income (operating revenues less operating expenses) for 1993 was 32% higher than its net operating income for 1992.

     The improvement in operating revenue was attributable both to improved occupancy rates for the Partnership's RCs during 1993 and to increases in the amount of revenue generated per occupied unit. Average occupancy of the Properties for 1993 was 91.1% as compared to average occupancy of 85.9% for 1992, and average revenue per occupied unit for the same periods has improved from $26,052 to $27,156. Because many of the Partnership's operating expenses are fixed, a substantial portion of incremental revenues generated by improvements in occupancy are expected to flow-through to increase the Partnership's net operating income. In light of the large and growing segment of the U.S. population which is 75 years of age and older and the low levels of construction of new RCs and other competitive properties during the 1990's compared to the high levels of RC and other real estate construction and development in the 1980's, management of the Partnership presently expects the recent increases in occupancy levels and billing rates and, therefore, in net operating income, to be sustainable, although there necessarily can be no assurance with respect thereto.

     Management of the Partnership is implementing various systems designed to control and, in some instances, decrease operating expenses. In addition, as discussed below, on December 28, 1993, the Partnership refinanced its long-term indebtedness on terms that reduce the Partnership's overall level of indebtedness and total required debt service payments during the term of the new loan. However, pursuant to the terms of the Management Agreement between the Partnership and Forum Group, management fees (based on the Partnership's gross operating revenues) payable to Forum Group for all periods from the formation of the Partnership in 1986 to December 31, 1993 have been deferred. Management fees payable for periods after December 31, 1993 will not be deferred.

     The Partnership has not made any distributions on Preferred Depositary Units for 1993, 1992 and 1991. However, with the continued improvements in the Partnership's operating results and the completion of the Refinancing in the fourth quarter of 1993, the Partnership presently expects to have positive cash flow commencing in 1994. There necessarily can be no assurance that operating results will continue to improve or as to whether or when, or at what levels, any distributions will be made. As discussed above, the Board of Directors of the General Partner intends to consider the possible expansion of certain of its RCs as well as other alterations intended to increase the Partnership's levels of operating income. Implementation of this strategy may affect the Partnership's levels of distributable cash, if any. See "Item 1 - Business" for a discussion of alternative strategies which the Board of Directors of the General Partner intends to consider.

     Operating Revenues. Operating revenues for the year ended December 31, 1993 increased by $2,149,000 (5%) compared to operating revenues for 1992. Operating revenues for the year ended December 31, 1992 included $2,206,000 from the operation of The Lafayette. The remaining change (increase of $4,355,000) is primarily attributable to increases in occupancy, residency fees and charges.

     Operating revenues for the year ended December 31, 1992 decreased by $577,000 (1%) compared to operating revenues for 1991. Operating revenues for the year ended December 31, 1991, did not include $1,423,000 from the operation of Forum/Lincoln Heights through April 30, 1991. Operating revenues for the years ended December 31, 1991, and December 31, 1992, included $8,440,000 and $2,206,000, respectively, from the operation of The Lafayette. After adjusting for these inter-period inconsistencies in the Partnership's RC portfolio by adding Forum/Lincoln Heights' 1991 operating revenue and deleting The Lafayette's operating revenue for both 1991 and 1992, the remaining change (increase of $4,234,000) is primarily attributable to increases in occupancy, residency fees and charges.

     A change in the estimate of amounts reimbursable by third party payors from prior years resulted in the recognition of $379,000 of additional operating revenues in the year ended
December 31, 1993.

     Operating Expenses. Operating expenses, including management fees and depreciation for the year ended December 31, 1993 decreased by $760,000 (2%) compared to 1992. Those expenses for the year ended December 31, 1992 included $2,286,000 from the operation of The Lafayette. The remaining change (increase of $1,526,000) is primarily attributable to increases in occupancy combined with normal inflationary increases in other operating expenses.

     Operating expenses, including management fees and depreciation, for the year ended December 31, 1992 decreased by $2,400,000 (6%) compared to operating expenses for 1991. For the year ended December 31, 1991, those expenses did not include $1,318,000 from the operation of Forum/Lincoln Heights through April 30, 1991. Those expenses for the years ended December 31, 1991, and December 31, 1992, included $8,251,000 and $2,286,000, respectively, from the operation of The Lafayette. After adjusting for these inter-period inconsistencies in the Partnership's RC portfolio by adding Forum/Lincoln Heights' 1991 operating expenses and deleting The Lafayette's operating expenses for both 1991 and 1992, the remaining change (increase of $2,049,000) is primarily attributable to increases in occupancy combined with normal inflationary increases in other operating expenses.

     Pursuant to the terms of the Management Agreement as in effect since the Partnership's formation in 1986, management fees (based on the Partnership's gross operating revenues) payable to Forum Group for all periods prior to 1994 have been deferred. Such fees accruing after January 1, 1994 will not be deferred. The deferred management fees were expensed in the Partnership's statements of operations and reflected on a deferred basis in the Partnership's balance sheets for the relevant periods. Accordingly, except for variations in management fees payable resulting from variations in revenue levels, the commencement of the current payment of such fees for periods after January 1, 1994 will not affect the Partnership's operating or net income as compared to prior periods, although it will affect the Partnership's cash position.

     Interest Expense.  Total interest expense for the year ended
December 31, 1993 decreased by $1,404,000 compared to total interest expense for 1992, due principally to a reduction in the principal amount of long-term debt.

     Total interest expense for the year ended December 31, 1992, decreased by $1,385,000 compared to total interest expense for 1991, due principally to (i) a reduction in long-term debt as a result of the sale of The Lafayette and (ii) lower interest rates during 1992.

     Income Taxes. The Omnibus Budget Reconciliation Act of 1987 provides that certain publicly traded partnerships will be treated as corporations for federal income tax purposes. A grandfather provision delays corporate tax status until 1998 for publicly-traded partnerships in existence prior to December 18, 1987. On August 8, 1988, the General Partner was authorized by the limited partners to do all things deemed necessary or desirable to insure that the Partnership is not treated as a corporation for federal income tax purposes. Alternatives available to avoid corporate taxation after 1998 include: (i) selling or otherwise disposing of all or substantially all of the Partnership's assets pursuant to a plan of liquidation, (ii) converting the Partnership into a real estate investment trust or other type of legal entity, and (iii) restructuring the Partnership to qualify as a partnership primarily with passive rental income. While the Partnership presently intends to avoid being taxed as a corporation for federal income tax purposes, there can be no assurance that it will be successful.

     The   Financial  Accounting  Standards  Board   has   issued
Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Implementation of that Statement has not had a material effect on the Partnership.

     Financial Condition

     Recapitalization. Pursuant to the Recapitalization Agreement, $13 million of additional equity was provided to the Partnership by a subsidiary of Forum Group which purchased 6.5 million Units at a price of $2.00 per Unit. That additional equity, together with the Nomura Loan (described below), allowed the Partnership to refinance its indebtedness.

     As required by the Recapitalization Agreement, the Partnership made a subscription offering whereby Unitholders of record as of October 18, 1993 (other than Forum Group and its affiliates) had the right to acquire additional Units at $2.00 per Unit, the same price paid by the Forum Group subsidiary in order to avoid dilution to their ownership interests caused by the recapitalization. As a result of the subscription offering, subscriptions were received for 1,994,189 Units, the proceeds which were used to repurchase 1,994,189 Units from the Forum Group subsidiary at the same price paid by that subsidiary. Forum Group's percentage ownership in the Partnership is now approximately 43.2%, including the 1% General Partner's interest which it beneficially owns.

     Liquidity and Capital Resources. On December 28, 1993, the Partnership entered into a loan agreement with Nomura for $50,700,000 in new financing. The Nomura Loan bears interest at the rate of 9.93% per annum (assuming a 0.20% servicing fee), is amortized over a 20-year period and matures on January 1, 2001. The proceeds of the Nomura Loan were used to repay in full (i) the approximately $9.5 million remaining principal balance of the debt under the Bank Credit Facility, which would have matured on December 31, 1993 and (ii) approximately $34.1 million aggregate principal amount of the Split Coupon Notes, which would have matured June 30, 1996, and to pay related fees and expenses.

     As discussed above, the discontinuation of the deferral of management fees commencing on January 1, 1994 will affect the Partnership's cash position. Deferred management fees are payable to Forum Group out of proceeds of sales and refinancings after making distributions of those proceeds in an amount sufficient (i) to meet limited partners' tax liabilities, (ii) to repay limited partners' capital contributions, and (iii) to pay a 12% cumulative, simple annual return on limited partners' unrecovered capital contributions. Deferred management fees become immediately due and payable in the event that the Management Agreement is terminated, which may occur under certain conditions, including if Forum Retirement, Inc. is removed as the General Partner of the Partnership and 80% in interest of the limited partners vote to terminate such agreement. The Partnership is unable to determine when or if deferred management fees will be paid.

     For  additional discussion of the Management Agreement, see.
"Management  Agreement" of the Subscription  Offering  Prospectus
(at pp. 33-35).

     Operating activities provided $1,841,000 less cash during the year ended December 31, 1993 than during 1992. Normal operating activities provided $48,000 less $1,889,000 used to pay real estate taxes and accrued interest during December, 1993 in connection with the refinancing discussed above.

     Investing  activities provided $17,092,000 less cash  during
the   year  ended  December  31,  1993  than  during  1992,   due
principally to the sale of The Lafayette.

     Financing activities used $15,908,000 less cash during the year ended December 31, 1993 than during 1992, due principally to the application of the net proceeds of the sale of The Lafayette to pay principal of the Split Coupon Notes.

     Inflation. Management does not believe that inflation has had a material effect on net operating income. To the extent possible, increased costs are recovered through increased residency fees and charges. Marketing efforts are being continued to improve move-ins and overall occupancy rates.



     Item 8.   Financial Statements and Supplementary Data.

     The following consolidated financial statements are filed under this Item:

                                           Page(s)

     Independent Auditors' Report..................................17
     Consolidated  Balance Sheets - December 31, 1993 and 1992.....18
     Consolidated Statements of Operations -
       Years ended December 31, 1993, 1992 and 1991................19
     Consolidated Statements of Partners'
        Equity  -  Years ended December 31, 1993, 1992 and 1991....20
     Consolidated Statements of Cash Flows -
       Years ended December 31, 1993, 1992 and 1991................21
     Notes to Consolidated Financial Statements...............22 - 26

Independent Auditors' Report
- ----------------------------

The Partners
Forum Retirement Partners, L.P.:

We have audited the accompanying consolidated balance sheets of Forum Retirement Partners, L.P. and subsidiary partnerships as of December 31, 1993 and 1992 and the related consolidated statements of operations, partners' equity and cash flows for each of the years in the three-year period ended December 31, 1993. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forum Retirement Partners, L.P. and subsidiary partnerships as of December 31, 1993 and 1992 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993 in conformity with generally accepted accounting principles.




KPMG Peat Marwick
Indianapolis, Indiana
February 1, 1994

                 FORUM RETIREMENT PARTNERS, L.P.
                   AND SUBSIDIARY PARTNERSHIPS

                   Consolidated Balance Sheets
                   December 31, 1993 and 1992
                         (in thousands)


        Assets                                    1993     1992
        ------                                    ----     ----
Property and equipment:
 Land                                       $    14,572   14,501
 Buildings                                       96,473   95,680
 Furniture and equipment                          7,739    7,393
                                                -------  -------
                                                118,784  117,574
 Less accumulated depreciation                   20,519   17,163
                                                -------  -------
     Net property and equipment                  98,265  100,411

Cash and cash equivalents                         4,700    4,888
Accounts receivable, less allowance for
 doubtful accounts of $126 and $86                2,274      707
Amounts receivable from parent of
 general partner                                    -        225
Restricted cash                                   1,719    1,893
Deferred financing costs, net of accumulated
 amortization of $2,186 in 1992                   2,339      943
Other assets                                      1,183      700
                                                -------  -------
                                              $ 110,480  109,767
                                                =======  =======
   Liabilities and Partners' Equity
   --------------------------------
Long-term debt, including $773 and $24,975
 due within one year                             50,707   59,045
Accounts payable and accrued expenses             3,402    5,539
Amounts due to parent of general partner            638    1,286
Deferred management fees due to parent of
 general partner                                 15,780   12,264
Resident deposits                                 1,341    1,211
                                                -------  -------
     Total liabilities                           71,868   79,345
                                                -------  -------
General partner's equity in subsidiary
 partnerships                                       226      235
                                                -------  -------
Partners' equity:
 General partner                                    490      409
 Limited partners (15,285 and 8,785 units
     issued and outstanding)                     37,896   29,778
                                                -------  -------
     Total partners' equity                      38,386   30,187
                                                -------  -------
                                              $ 110,480  109,767
                                                =======  =======
  See accompanying Notes to Consolidated Financial Statements.

                 FORUM RETIREMENT PARTNERS, L.P.
                   AND SUBSIDIARY PARTNERSHIPS

              Consolidated Statements of Operations
          Years ended December 31, 1993, 1992 and 1991
             (in thousands except per unit amounts)

                                           1993    1992    1991
                                           ----    ----    ----
Revenues:
 Operating revenues                    $  43,797  41,648  42,225
 Rental income from parent of
  general partner                            -       -       588
 Other income                                379     302     288
                                          ------  ------  ------
      Total revenues                      44,176  41,950  43,101
                                          ------  ------  ------
Costs and expenses:
 Operating expenses                       32,969  33,873  35,595
 Management fees to parent of
  general partner                          3,516   3,337   3,391
 Depreciation                              3,356   3,391   4,035
 Interest, including amounts to parent
  of general partner of $50, $68 and $77   6,106   7,510   8,895
 Reduction in carrying value of
  properties                                 -       -    14,850
                                          ------  ------  ------
      Total costs and expenses            45,947  48,111  66,766
                                          ------  ------  ------
  Loss before general partner's interest
   in loss of subsidiary partnerships
   and extraordinary charge                1,771   6,161  23,665

General partner's interest in loss of
 subsidiary partnerships                       9      49     234
                                          ------  ------  ------
      Loss before extraordinary charge     1,762   6,112  23,431

Extraordinary charge - early
 extinguishment of debt                    2,917     -       -
                                          ------  ------  ------
      Net loss                             4,679   6,112  23,431

General partner's interest in net loss        47      61     234
                                          ------  ------  ------
Limited partners' interest in net loss $   4,632   6,051  23,197
                                          ======  ======  ======
Average number of units outstanding       10,317   8,785   8,785
                                          ======  ======  ======
Loss per unit:
 Loss before extraordinary charge      $    0.17    0.69    2.64
 Extraordinary charge                       0.28      -       -
                                            ----    ----    ----
      Net loss                         $    0.45    0.69    2.64
                                            ====    ====    ====

  See accompanying Notes to Consolidated Financial Statements.

                 FORUM RETIREMENT PARTNERS, L.P.
                   AND SUBSIDIARY PARTNERSHIPS

           Consolidated Statements of Partners' Equity
          Years ended December 31, 1993, 1992 and 1991
                         (in thousands)

                                                 General   Limited
                                                 partner   partners
                                                 -------   --------
Balances at January 1, 1991                     $    704    59,026

 Net loss                                           (234)  (23,197)
                                                   -----   -------
Balances at December 31, 1991                        470    35,829

 Net loss                                            (61)   (6,051)
                                                    -----  -------
Balances at December 31, 1992                        409    29,778

 Capital contributions from issuance of
   6,500 units, net of offering costs of $253        128    12,750

 Net loss                                            (47)   (4,632)
                                                   -----   -------
Balances at December 31, 1993                  $     490    37,896
                                                   =====   =======

Accumulated balances:
 Capital contributions                             1,173   116,279
 Offering expenses                                    (3)   (6,625)
 Cash distributions                                 (255)  (29,679)
 Accumulated losses                                 (425)  (42,079)
                                                   -----   -------
Balances at December 31, 1993                   $    490    37,896
                                                   =====   =======

  See accompanying Notes to Consolidated Financial Statements.

                 FORUM RETIREMENT PARTNERS, L.P.
                   AND SUBSIDIARY PARTNERSHIPS

              Consolidated Statements of Cash Flows
          Years ended December 31, 1993, 1992 and 1991
                         (in thousands)


                                                     1993    1992    1991
                                                     ----    ----    ----
Cash flows from operating activities:
 Net loss                                       $   (4,679) (6,112)(23,431)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
      Depreciation of property and equipment         3,356   3,391   4,035
      Amortization of deferred financing costs         479     339     517
      Amortization of discount on long-term debt       -     1,433   2,629
      Extraordinary charge                           2,917     -       -
      Deferred management fees due to parent of
         general partner                             3,516   3,337   3,391
      Reduction in carrying value of properties        -       -    14,850
      Accrued revenues and expenses, net            (4,210)  1,125   1,929
      Other                                            121    (172)   (124)
                                                    ------  ------  ------
     Net cash provided by operating activities       1,500   3,341   3,796
                                                    ------  ------  ------
Cash flows from investing activities:
 Additions to property and equipment                (1,210)   (813) (1,232)
 Proceeds from sale of retirement community            -    16,695     -
                                                    ------  ------  ------
     Net cash provided (used) by investing
        activities                                  (1,210) 15,882  (1,232)
                                                    ------  ------  ------
Cash flows from financing activities:
 Reduction of long-term debt                       (59,260)(17,134)   (341)
 Proceeds from long-term debt                       50,707     -       850
 Yield maintenance premium and other expenses
   in connection with refinancing                   (2,602)    -       -
 Deferred financing costs                           (2,436)    (95)    (14)
 Capital contributions, net                         12,939     -       -
 Payment of deferred purchase price to parent of
   general partner                                     -       -      (620)
 Cash distributions to partners                        -       -      (799)
 Net decrease (increase) in restricted cash            174     843    (550)
                                                    ------  ------  ------
     Net cash used by financing activities            (478)(16,386) (1,474)
                                                    ------  ------  ------
Net increase (decrease) in cash and cash equivalents  (188)  2,837   1,090

Cash and cash equivalents at beginning of year       4,888   2,051     961
                                                    ------  ------  ------
Cash and cash equivalents at end of year         $   4,700   4,888   2,051
                                                    ======  ======  ======
  See accompanying Notes to Consolidated Financial Statements.

                 FORUM RETIREMENT PARTNERS, L.P.
                   AND SUBSIDIARY PARTNERSHIPS

           Notes to Consolidated Financial Statements
                   December 31, 1993 and 1992


(1)Summary of Significant Accounting Policies
   ------------------------------------------
   Organization
   ------------
   Forum Retirement Partners, L.P. and a subsidiary partnership (the "Partnership") own nine retirement communities ("RCs") which were acquired from Forum Group, Inc. ("Forum Group"). Forum Group was engaged to manage, and continues to manage, the RCs for the Partnership.

   The general partner of the Partnership, a wholly owned subsidiary of Forum Group, receives 1% of all distributions of net cash flow until the limited partners receive cumulative distributions equal to a 12% cumulative annual return on the initial offering price. Thereafter, the general partner is to receive 30% of all distributions of net cash flow.

   On February 19, 1991, Forum Group commenced reorganization proceedings under Chapter 11 of the United States Bankruptcy Code, and on April 2, 1992, Forum Group's plan of reorganization was confirmed by the Bankruptcy Court. In February 1993, the Partnership and Forum Group entered into a settlement agreement disposing of certain claims which arose during the reorganization proceedings. As part of that settlement, the Partnership received a cash payment of $125,000 and 63,612 shares of Forum Group common stock which were sold in August 1993 for $230,000, resulting in a gain of $130,000.

   To facilitate the refinancing of its long-term debt, the Partnership and Forum Group entered into a Recapitalization Agreement (the "Recapitalization Agreement") in October 1993, which provided for, among other things, an immediate infusion of $13 million of equity into the Partnership by a wholly-owned subsidiary of Forum Group. The Partnership applied the $13 million of proceeds to the partial prepayment of the outstanding principal balance of the secured bank credit agreement that was to mature on December 31, 1993. In order to repay the remaining amount due on the secured bank credit agreement and other indebtedness of the Partnership, on December 28, 1993, the Partnership obtained $50.7 million in new mortgage financing (see note 4).

   In order that the other limited partners' interests are not diluted as a result of the Recapitalization Agreement, in
   January 1994, the Partnership offered all of the other limited partners the right to purchase 0.74 of a Partnership unit for each unit owned on October 18, 1993, at $2.00 per unit. Proceeds from the exercise of these rights are to be used to repurchase units from the wholly owned subsidiary of Forum Group at $2.00 per unit.

   Principles of Consolidation
   ---------------------------
   The consolidated financial statements include the accounts of the Partnership and its affiliated operating partnership in which the Partnership has a 99% limited partner's interest. The effects of all significant intercompany accounts and transactions have been eliminated in consolidation.

                 FORUM RETIREMENT PARTNERS, L.P.
                   AND SUBSIDIARY PARTNERSHIPS

           Notes to Consolidated Financial Statements


   Property and Equipment
   ----------------------
   Property and equipment are carried at cost. Depreciation is computed on the straight-line method at rates calculated to amortize the costs over the estimated useful lives of the related assets.

   Deferred Costs
   --------------
   Costs incurred in connection with the initial occupancy of independent living components of RCs are amortized on the straight-line method over the first 12 months after opening the RC, the term of the initial independent living residents' contracts. Financing costs are amortized to interest expense on the straight-line method over the term of the related loan agreement.

   Operating Revenues
   ------------------
   Routine service revenues are generated from monthly charges for independent living units and daily charges for assisted living suites and nursing beds, and are recognized monthly based on the terms of the residents' agreements. Advance payments received for services are deferred until the services are provided. Ancillary service revenues are generated on a "fee for service" basis for supplementary items requested by residents, and are recognized as the services are provided.

   Operating revenues include amounts estimated by management to be reimbursable by Medicare, Medicaid and other cost-based programs. Cost-based reimbursements are subject to audit by agencies administering the programs, and provisions are made for potential adjustments that may result. To the extent those provisions vary from settlements, revenues are charged or credited when the adjustments become final. A change in the estimate of amounts reimbursable by third party payors from prior years resulted in the recognition of $379,000 of additional operating revenues in the year ended December 31, 1993.

   Rental income from leased RCs is recognized as income over the terms of the leases on the straight-line method.

   Income Taxes
   ------------
   As partnerships, the allocated share of income or loss for the year is includable in the income tax returns of the partners; accordingly, income taxes are not reflected in the accompanying consolidated financial statements.

   The tax basis of the Partnership's property and equipment is approximately $11,000,000 less than the basis reported for financial statement purposes, primarily due to the carryover tax basis of the affiliated operating partnerships and differences in tax reporting methods.

                 FORUM RETIREMENT PARTNERS, L.P.
                   AND SUBSIDIARY PARTNERSHIPS

           Notes to Consolidated Financial Statements


   Per Unit Data
   -------------
   The net loss per unit is based on the limited partners' interest in the net loss divided by the average number of limited partner units outstanding.

(2)Cash
   ----
   Restricted cash includes required property, working capital and other reserves amounting to $612,000 and $855,000 at December 31, 1993 and 1992, respectively, and residents' deposits of $1,107,000 and $1,038,000 at December 31, 1993 and 1992, respectively.

   Cash and cash equivalents include cash and highly liquid investments with a maturity of three months or less.

(3)Reduction in Carrying Value of Properties
   -----------------------------------------
   On March 26, 1992, the Partnership sold a RC to an unrelated third party for $17,000,000. Based on the expected sales proceeds, a reduction of $4,850,000 in carrying value of the property was recorded during 1991. Proceeds from the sale were used to prepay a portion of the split coupon mortgage notes (see note 4).

   Due to difficulties in real estate markets and related factors, the Partnership had not achieved the occupancy and revenue levels that were expected at several of its RCs and, accordingly, management believed that the carrying values of those RC's as of December 31, 1991 would not be recovered. Based on management's evaluation of market conditions at that time, a reduction in the carrying value of its properties of $10,000,000 was recorded as of December 31, 1991. The methodology used to estimate the ultimate recovery value of the properties was an income approach which estimated the annual operating cash flow at the end of a six-year holding period, after estimated annual capital expenditures of
   $100,000 per facility and management fees of 2% of gross revenues, based on the Partnership's 1992 and 1993 operating budgets. Estimates of annual revenue and expense increases thereafter ranged from 4.5% to 4.75% and 1% to 3.5%, respectively. Capitalization rates ranging from 9% to 11% were used to estimate the value of the properties at the end of the six-year period.

   The method used for estimating property values requires sensitive assumptions regarding future operations and economic conditions. The inability to achieve the estimated operating cash flows used in estimating the property values could have a material effect on the ultimate recoverability of the property values. Based on its current expectations and operating budgets, management does not believe that an additional reduction in the carrying values of the RCs is necessary at December 31, 1993 or 1992. However, additional reductions in value may be necessary in the future if the cash flow assumptions are not achieved or market conditions decline.

                 FORUM RETIREMENT PARTNERS, L.P.
                   AND SUBSIDIARY PARTNERSHIPS

           Notes to Consolidated Financial Statements


(4)Long-term Debt
   --------------
   Long-term debt at December 31 is summarized as follows:

                                            1993        1992
                                            ----        ----
      Mortgage loan                    $ 50,707,000      -
      Split coupon mortgage notes            -       34,070,000
      Bank credit facility                   -       24,975,000
                                         ----------  ----------
                                       $ 50,707,000  59,045,000
                                         ==========  ==========

   On December 28, 1993, the Partnership entered into a new mortgage loan agreement and used the proceeds to retire the split coupon mortgage notes and the outstanding balance at that date of $9.5 million on the bank credit facility, and to pay the related fees, yield maintenance premium and expenses. The new loan requires monthly payments of principal (based on a 20-year amortization) and interest at 9.93% (assuming servicing costs of 0.20%) to maturity on January 1, 2001. The loan agreement prohibits prepayment for three years and requires payment of a yield maintenance premium, as defined, if prepaid thereafter. Additional principal payments are required if the debt service coverage ratio, as defined, is below specified levels. The loan is secured by all of the Partnership's RCs. Scheduled principal payments on the mortgage loan as of December 31, 1993, are $773,000 in 1994, $927,000 in 1995, $1,023,000 in 1996, $1,129,000 in 1997 and
   $1,247,000 in 1998.

   The split coupon mortgage notes were repaid on December 28, 1993 and upon prepayment, these notes required payment of a yield maintenance premium of $2,142,000 which is included in extraordinary charge in the accompanying consolidated statements of operations. The split coupon mortgage notes, as restructured in March 1992, included prohibition of cash distributions and required the maintenance of cash escrow and reserve funds. Base interest rates ranged from 7.75% to 9.25%, payable monthly, and additional interest rates ranged from 2.25% to 3.00%, payable monthly from net operating cash flow for the previous month, as defined, or upon maturity on
   June 30, 1996, for an effective rate of 11.46%. Prior to this restructuring, the split coupon mortgage notes, which were issued with a principal amount of $51,000,000 at a discount, had an effective interest rate of 11.75%. Interest payments of $255,000 were due monthly at 6% per annum through July 1992, with principal and interest payments of $527,000 due monthly at 11.75% thereafter to maturity on July 1, 1996.

   The outstanding principal balance under the bank credit facility was repaid and the agreement terminated on December 28, 1993. In March 1992, the maturity of the bank credit facility was extended to March 31, 1993. In March 1993, maturity was extended to December 31, 1993. Interest was payable quarterly through March 1993, and monthly thereafter, at the bank's reference rate plus 2%.

   Amounts due to parent of general partner include long-term debt of $632,000 and $848,000 at December 31, 1993 and 1992, respectively, with a blended interest rate of 7.2% and maturities in varying amounts through January 31, 2004.

                 FORUM RETIREMENT PARTNERS, L.P.
                   AND SUBSIDIARY PARTNERSHIPS

           Notes to Consolidated Financial Statements


   Interest  paid during 1993, 1992 and 1991 totaled  $5,872,000,
   $6,732,000 and $5,795,000, respectively.

(5)Leases
   ------
   The Partnership leased an RC to Forum Group under a net operating lease originally scheduled to expire on September 30, 1991. In conjunction with Forum Group's reorganization proceeding, on May 1, 1991, Forum Group rejected this lease, and the RC became subject to the management agreement (see note 6). Rental income under the lease totaled $588,000 in 1991. Through May 1, 1991, Forum Group was responsible for all operating expenses of the leased RC.

(6)Commitments and Contingencies
   -----------------------------
   In connection with the formation of the Partnership, the Partnership entered into a long-term management agreement with Forum Group which requires fees of 8% of gross operating revenues. Through December 31, 1993, the agreement provides for the deferral of payment of the fees if net cash flow is not adequate to make certain distributions to limited partners. Since cash flow has not been adequate to make the distributions, all management fees earned since formation of the Partnership have been deferred. The Partnership also reimbursed Forum Group for general and administrative costs incurred on behalf of the Partnership, which amounted to $180,000, $176,000 and $195,000 in 1993, 1992 and 1991,
   respectively.

   On January 24, 1994, the Russell F. Knapp Revokable Trust (the "Plaintiff"), filed a complaint (the "Complaint") in the United States District Court for the Northern District of Iowa against the Partnership's general partner alleging breach of the partnership agreement, breach of fiduciary duty, fraud and civil conspiracy. The Complaint alleges, among other things, that the Plaintiff holds a substantial number of Units, that the Board of Directors of the general partner is not comprised of a majority of independent directors, as allegedly required by the partnership agreement and as represented in the 1986 Prospectus for the Partnership's initial public offering, and that the general partner's Board of Directors has approved and/or acquiesced in 8% management fees being charged by Forum Group under the management agreement. The Complaint further alleges that the "industry standard" for such fees is 4% thereby resulting in an "overcharge" to the Partnership estimated by the Plaintiff at $1.8 million per annum, beginning in 1994. The Plaintiff is seeking the restoration of certain former directors to the Board of Directors of the general partner and the removal of certain other directors from that Board, an injunction prohibiting the payment of 8% management fees and unspecified compensatory and punitive damages. The general partner believes that the allegations in the Complaint are without merit and intends vigorously to defend against this litigation.

     Item  9.   Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

     No reportable change in or disagreement with accountants has taken place during the Partnership's two most recent fiscal years or any subsequent interim period.

                            PART III

     Item   10.    Directors  and  Executive  Officers   of   the
Partnership.

     The following table lists the names and ages of all current directors and executive officers of the General Partner; all positions and offices with the General Partner held by each such person; each such person's term of office as a director or an executive officer, and the period during which he has served as such; and each such person's business experience for the past five years. The directors of the General Partner serve as such until their successors are elected. See "Item 3 -- Legal Proceedings" for a discussion of certain litigation challenging the constitution of the Board of Directors of the General Partner and the Management Agreement entered into in 1986 in connection with the formation of the Partnership. The executive officers of the General Partner serve at the pleasure of the Board of Directors of the General Partner.

          Name, Principal Occupation                Served
          and Business Experience                   Since         Age
          -----------------------                   -----         ---
          Directors:

          Donald J. McNamara                        1993          40
            Chairman of the Board and President
            of the General Partner; Chairman and
            Co-Chief Executive Officer of The
            Hampstead Group since 1988;
            director of La Quinta Motor Inns, Inc.
            since 1992.



          John F. Sexton                            1993          61
            Chairman, Evans-McKinsey Company,
            since 1993, theretofore Senior Vice
            President of Finance, Lomas Financial
            Corporation since prior to 1989;
            director of Turtle Creek National
            Bank since prior to 1989; director
            of Forecast Homes since 1992;
            director of American Hotels and
            Realty Corp. since prior to 1989.



          James C. Leslie                           1993          37
            Executive Vice President - Financial
            Services and director of The Staubach
            Company since 1992 and director since
            prior to 1989; President and director of Wolverine Holding Company since prior to 1989.

          Non-Director Officers:

          Paul A. Shively                           1986          51
            Vice President, Treasurer and Chief
            Financial Officer of the General
            Partner; Senior Vice President,
            Treasurer and Chief Financial Officer
            of Forum Group since prior to 1989;
            director and Secretary of Capital
            Industries, Inc., since prior to 1989;
            director of  Forum Group, 1988-1992.

          John H. Sharpe                            1993          44
            Secretary and General Counsel of the
            General Partner; Vice President,
            Secretary and General Counsel of
            Forum Group since 1992; formerly
            Assistant General Counsel of Forum
            Group since prior to 1989.

     On March 9, 1993 David K. Easlick and John R. Wood resigned as directors of the General Partner and Donald D. Gilligan, Everett A. Sisson and Kenneth P. Williamson joined the board of directors of the General Partner. Following the recapitalization of Forum Group, Messrs. Gilligan, Shively, Sisson and Williamson resigned as directors and Messrs. McNamara, Sexton and Harry J. Kloosterman became directors. James C. Leslie and John W. Kneen became directors on August 4, 1993. Messrs. Kloosterman and Kneen resigned as directors on September 7, 1993. See Item 3 of
Part I for a discussion of certain litigation challenging the constitution of the Board of Directors of the General Partner.

     Item 11.  Executive Compensation.

     No  cash  compensation is paid to any officer of the General
Partner for services rendered in any capacity to the Partnership and its affiliated operating partnerships.

     Each independent director of the General Partner is compensated for all services as a director at the rate of $18,000 per year, payable quarterly in advance, plus $1,500 for each board or committee meeting attended in person and $1,000 per meeting attended telephonically. Each other director of the General Partner is compensated for all services as a director at the rate of $15,000 per year, payable quarterly in advance.


     Item 12. Security Ownership of Certain Beneficial Owners and Management.

     (a) Security Ownership of Certain Beneficial Owners. The following table shows the numbers and percentages of Units owned beneficially on March 15, 1994, by any person known to the Partnership to be the beneficial owner of more than 5% of the issued and outstanding Units. Each person has sole voting and investment power as to the Units beneficially owned by that person.

                                                     Units
                                                     -----
                                             Amount and
               Name and                      Nature of    Percent
               Address of                    Beneficial     of
               Beneficial Owner              Ownership     Total
               ----------------              ----------   -------

               Forum Group, Inc.             6,446,079     42.2%
               8900 Keystone Crossing,
               Suite 200
               Post Office Box 40498
               Indianapolis, Indiana
               46240-0498

               Hatton Hall Associates        824,670*       5.4%
               9560 Wilshire Boulevard,
               Suite 301
               Beverly Hills, California
               90212

     * This information is based upon the most recent Statement on Schedule 13D received by the Partnership from Hatton Hall Associates. However, the Partnership has received reports of the results of the subscription offering indicating that, following the exercise of its subscription rights, Hatton Hall Associates owned 1,150,068 Units or 7.52% of Units outstanding as of March 11, 1994.

     In an affidavit dated March 17, 1994, Russell K. Knapp stated that, as of March 1, 1994 the "Knapp Family" owned 846,000 Units. That amount equals 5.06% of the 15,285,248 Units outstanding as of March 11, 1994. The most recent Statement on
Schedule 13D received by the Partnership from the Russell F. Knapp Family Group (Post Office Box 1326, Cedar Rapids, Iowa 52046), which was filed on or about April 13, 1993, reported that as of March 31, 1993 the Russell F. Knapp Family Group owned 444,568 Units. The Partnership does not presently know the actual level of beneficial ownership of the Partnership of Mr. Knapp or, if applicable, any group of which he is a member.

     None of the directors or officers of the General Partner beneficially owns any Units, except insofar as they may be deemed beneficially to own Units owned by Forum or its affiliates.

     Changes in Control. There are no arrangements, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership. See "Item 1 -- Business" in respect to the acquisition of majority ownership in Forum Group by the Investor Group and related transactions.

     Item 13.  Certain Relationships and Related Transactions.

     Apart from (i) the transactions contemplated by the Management Agreement, (ii) the reimbursement of Forum Group for direct expenses incurred on behalf of the Partnership and office expenses, salaries, compensation expenses, administrative expenses and other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership pursuant to the Settlement Agreement (totalling $180,000 for the Partnership's last fiscal year), (iii) the Recapitalization Agreement and the transactions contemplated thereby, including the reimbursement of Forum Group for certain fees and expenses incurred with respect to the Recapitalization Agreement (totalling $131,952), there is no transaction, or series of similar transactions, since the beginning of the Partnership's last fiscal year, or any currently proposed transaction, or series of similar transactions, to which the Partnership or any of its affiliated operating partnerships was or is to be party, in which the amount involved exceeds $60,000 and in which (i) any director or executive officer of the General Partner or Forum

Group, (ii) any nominee for election as a director of the General Partner or Forum Group, (iii) any security holder known to the registrant to own of record or beneficially more than 5% of any class of the registrant's voting securities, or (iv) any member of the immediate family of any of the foregoing persons, had, or will have, a direct or indirect material interest. At December 31, 1993, deferred management fees due Forum Group under the
Management  Agreement  totalled approximately  $15,780,000.   See
Item 1 - "Partnership Recapitalization: and Item 7 of Part I of this Report for a discussion of the Management Agreement between the Partnership and Forum Group.

                             PART IV

     Item  14.   Exhibits,  Financial  Statement  Schedules,  and
Reports on Form 8-K.

                (a)   Documents  Filed as Part  of  Report.   The
following documents are filed as a part of this report:

               1.   Financial statements:

               The following consolidated financial statements of the Partnership and its affiliated operating partnerships are filed under Item 8 of this report:


                                                             Page(s)
                                                             -------
     Independent Auditors' Report..............................17
     Consolidated Balance Sheets - December 31, 1993 and
       1992....................................................18
     Consolidated Statements of Operations
       Years ended December 31, 1993, 1992 and 1991............19
     Consolidated Statements of Partners'
       Equity - Years ended December 31, 1993, 1992 and 1991...20 Consolidated Statements of Cash Flows -
       Years ended December 31, 1993, 1992 and 1991............21
     Notes to Consolidated Financial Statements...........22 - 26

               2.   Financial statement schedules:

                The following other financial statements and financial statement schedules are filed pursuant to this item:


                                                             Page(s)
                                                             -------
     Independent Auditors' Report.............................F-1
     Schedule V - Property, Plant and Equipment...............F-2
     Schedule VI - Accumulated Depreciation, Depletion
       and Amortization of Property, Plant and Equipment......F-3
     Schedule VIII - Valuation and Qualifying Accounts........F-4
     Schedule X - Supplementary Income Statement Information..F-5

               All other schedules for which provision is made in Regulation S-X are not required under the related instructions or are inapplicable, and have therefore been omitted.

               3.   Exhibits:
                                                               Page
                                                               ----
     Exhibit 2(1):  Option Agreement (MLP), dated
     December 29, 1986, by and among Forum Group,
     the Partnership and Operations (incorporated by
     reference to Exhibit 2(1) to Registration Statement
     Number 33-71498 dated November 10, 1993
     (the "1993 Form S-2"))....................................N/A

     Exhibit 2(2):  Recapitalization Agreement, dated
     October 6, 1993, between Forum Group and the
     Partnership (incorporated by reference to Exhibit
     10(1) to Partnership Current Report on Form 8-K,
     dated October 12, 1993 (the "October 1993 Form 8-K")).....N/A

     Exhibit 2(3):  Letter Agreement, dated December 14,
     1993, by and among Forum Group, Forum A/H and the
     Partnership (incorporated by reference to Exhibit 2(3)
     of Amendment No. 1 to the 1993 Form S-2, dated
     December 21, 1993 ("1993 Amendment No. 1"))...............N/A

     Exhibit 4(1):  Amended and Restated Agreement
     of Limited Partnership, dated as of December 29,
     1986, of the Partnership, as amended
     (incorporated by reference to Exhibit 4(1) to the
     1993 Form S-2)............................................N/A

     Exhibit 10(1):  Management Agreement (MLP),
     dated as of December 31, 1986, by and among the
     Partnership, Forum Retirement Operations, L.P.,
     Forum Health Partners I-A, L.P., Foulk Manor
     Associates, L.P. and Forum Group (the "Management
     Agreement") (incorporated by reference to Exhibit
     10(1) to the 1993 Form S-2)...............................N/A

     Exhibit 10(2):  First Amendment to Management
     Agreement, dated as of September 20, 1986 (incorporated
     by reference to Exhibit 10(2) to the 1993 Form S-2).......N/A

     Exhibit 10(3):  Second Amendment to Management
     Agreement, dated as of September 20, 1989 (incorporated
     by reference to Exhibit 10(3) to the 1993 Form S-2).......N/A

     Exhibit 10(4):  Third Amendment to Management
     Agreement, dated as of May 27, 1992 (incorporated by
     reference to Exhibit 10(4) to the 1993 Form S-2)..........N/A

     Exhibit 10(5) Fourth Amendment to Management
     Agreement, dated as of November 9, 1993 (incorporated
     by reference to Exhibit 10(5) to the 1993 Form S-2).......N/A

     Exhibit 10(6):  Depositary Agreement, dated
     as of December 29, 1986, by and among the Partnership,
     the General Partner, limited partners and assignees
     holding depository receipts and Manufacturers Hanover
     Trust Company ("Manufacturers") (incorporated
     by reference to Exhibit 10(6) to the 1993 Form S-2).......N/A

     Exhibit 10(7):  Assignment of Depositary Agreement
     from Manufacturers to American Stock & Trust
     Company, dated January 1, 1992 (incorporated by
     reference to Exhibit 10(7) of Amendment No. 2
     to the 1993 Form S-2, dated January 5, 1994
     ("1993 Amendment No. 2")..................................N/A

     Exhibit 10(8):  Loan Agreement, dated as of December 28,
     1993, by and among FRP Financing Limited, L.P., Nomura
     Asset Capital Corporation and Bankers Trust Company
     (incorporated by reference to Exhibit 10(8) to 1993
     Amendment No. 2)..........................................N/A

     Exhibit 11:  Computation of Net Loss Per Unit.........E-1 and E-2

     Exhibit 22:  Subsidiaries of the Partnership..............E-3

     Exhibit 28(1):  Prospectus dated January 10, 1994,
     as supplemented on February 3, 1994, relating to a
     subscription offering by  the Partnership filed with
     the Commission as part of Registration Statement
     Number 33-71498 on November 10, 1993, as
     amended in Part I.........................................N/A

     Reports on Form 8-K. No reports on Form 8-K were filed by the Partnership during the last quarter of the fiscal year covered by this report.

                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FORUM RETIREMENT PARTNERS, L.P.,
                                  a Delaware limited partnership

                               By:  Forum Retirement, Inc.,
                                      General Partner



                                    By:/s/Paul A. Shively
                                       ------------------
                                       Paul A. Shively,
                                        Vice President
                                          and Treasurer

          Date:  March 29, 1994


                        POWER OF ATTORNEY

     Each person whose signature appears below hereby authorizes Paul A. Shively and John H. Sharpe, and each of them, to file one or more amendments to this report, which amendments may make changes in this report as any of them deems appropriate, and each person whose signature appears below hereby appoints Paul A. Shively and John H. Sharpe, and each of them, as attorney-in-fact to execute in his name and on his behalf individually, and in each capacity stated below, any amendments to this report.

                          ____________

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                   Title           Date
           ---------                   -----           ----
 (1)  Principal Executive Financial
      and Accounting Officer of
      General Partner:


     /s/Paul A. Shively          Vice President,   March 29, 1994
     ------------------          Treasurer and
     Paul A. Shively             Chief Financial
                                 Officer

 (2)  A Majority of the Board of
      Directors of General Partner:


     /s/Donald J. McNamara       Director          March 29, 1994
     ---------------------
     Donald J. McNamara



     /s/ James C. Leslie         Director          March 29, 1994
     -------------------
     James C. Leslie



     /s/ John F. Sexton          Director          March 29, 1994
     ------------------
     John F. Sexton

Independent Auditors' Report
- ----------------------------

The Partners
Forum Retirement Partners, L.P.:

Under date of February 1, 1994, we reported on the consolidated balance sheets of Forum Retirement Partners, L.P. and subsidiary partnerships as of December 31, 1993 and 1992 and the related consolidated statements of operations, partners' equity and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the annual report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




KPMG Peat Marwick
Indianapolis, Indiana
February 1, 1994

                                          SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                                 FORUM RETIREMENT PARTNERS, L.P., AND SUBSIDIARY PARTNERSHIPS
 -----------------------------------|-----------------|-----------------|------------------|----------------------|-----------------
                COL.A               |     COL. B      |     COL. C      |     COL. D       |      COL. E          |     COL. F
 -----------------------------------|-----------------|-----------------|------------------|----------------------|-----------------
                                    |     Balance     |                 |                  |   Other Changes -    |     Balance
                                    |  at Beginning   |    Additions    |                  |   Add (Deduct) -     |     at End
           Classification           |    of Period    |     at cost     |   Retirements    |      Describe        |    of Period
 -----------------------------------|-----------------|-----------------|------------------|----------------------|-----------------
                                                             (In Thousands)
 Year ended December 31, 1993
   Land                                       $14,501               $71                $0                  $0               $14,572
   Buildings                                   95,680               793                 0                   0                96,473
   Furniture and equipment                      7,393               346                 0                   0                 7,739
                                      ---------------   ---------------   ---------------     ---------------       ---------------
                         TOTALS              $117,574            $1,210                $0                  $0              $118,784
                                      ===============   ===============   ===============     ===============       ===============
 Year ended December 31, 1992
   Land                                       $16,415               $28            $1,942                  $0               $14,501
   Buildings                                  112,055               404            16,779                   0                95,680
   Furniture and equipment                      8,109               381             1,097                   0                 7,393
                                      ---------------   ---------------   ---------------     ---------------       ---------------
                         TOTALS              $136,579              $813           $19,818 (3)              $0              $117,574
                                      ===============   ===============   ===============     ===============       ===============
 Year ended December 31, 1991:
   Land                                       $17,089               $55                $0               ($729)              $16,415
   Buildings                                  125,432               744                 0             (14,121)              112,055
   Furniture and equipment                      7,676               433                 0                   0                 8,109
                                      ---------------   ---------------   ---------------     ---------------       ---------------
                         TOTALS              $150,197            $1,232                $0            ($14,850) (1)         $136,579
                                      ===============   ===============   ===============     ===============       ===============

 Note 1 - "Other Changes" are comprised of reduction in carrying value of property subject to pending sale ($4,850) and reduction in carrying values of other properties ($10,000).

 Note 2 - Depreciation has been computed principally in accordance with the following range of rates:
            Buildings                               2-1/2% to 20%
            Furniture and equipment                 10% to 33-1/3%

 Note 3 - Reflects the March 25, 1992, sale of The Lafayette.

                                SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                                   OF PROPERTY, PLANT AND EQUIPMENT
                                    FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIPS
- -----------------------------------|-----------------|-----------------|------------------|----------------------|-----------------
               COL.A               |     COL. B      |     COL. C      |     COL. D       |      COL. E          |     COL. F
- -----------------------------------|-----------------|-----------------|------------------|----------------------|-----------------
                                   |     Balance     |    Additions    |                  |   Other Changes -    |     Balance
                                   |  at Beginning   |   Charged to    |                  |   Add (Deduct) -     |     at End
            Description            |    of Period    |Costs & Expenses |   Retirements    |      Describe        |    of Period
- -----------------------------------|-----------------|-----------------|------------------|----------------------|-----------------
                                                          (In Thousands)
Year ended December 31, 1993
  Land improvements                              $35               $15                $0                  $0                   $50
  Buildings                                   13,806             2,591                 0                   0                16,397
  Furniture and equipment                      3,322               750                 0                   0                 4,072
                                     ---------------   ---------------   ---------------     ---------------       ---------------
                        TOTALS               $17,163            $3,356                $0                  $0               $20,519
                                     ===============   ===============   ===============     ===============       ===============


Year ended December 31, 1992:
  Land improvements                              $23               $13                $1                  $0                   $35
  Buildings                                   13,820             2,632             2,646                   0                13,806
  Furniture and equipment                      3,052               746               476                   0                 3,322
                                     ---------------   ---------------   ---------------     ---------------       ---------------
                        TOTALS               $16,895            $3,391            $3,123 (1)              $0               $17,163
                                     ===============   ===============   ===============     ===============       ===============


Year ended December 31, 1991:
  Land improvements                              $13               $10                $0                  $0                   $23
  Buildings                                   10,590             3,230                 0                   0                13,820
  Furniture and equipment                      2,257               795                 0                   0                 3,052
                                     ---------------   ---------------   ---------------     ---------------       ---------------
                        TOTALS               $12,860            $4,035                $0                  $0               $16,895
                                     ===============   ===============   ===============     ===============       ===============

Note 1 - Reflects the March 25, 1992, sale of The Lafayette.

                                            SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                    FORUM RETIREMENT PARTNERS, L.P. AND, SUBSIDIARY PARTNERSHIPS
- -----------------------------------|-----------------|---------------------------------------|---------------------|---------------
              COL. A               |     COL. B      |                COL. C                 |       COL. D        |      COL. E
- -----------------------------------|-----------------|---------------------------------------|---------------------|---------------
                                   |                 |              Additions                |                     |
                                   |                 |-----------------|---------------------|                     |
                                   |                 |       (1)       |       (2)           |                     |
                                   |     Balance     |   Charged to    |   Charged to        |                     |      Balance
                                   |  at Beginning   |    Costs and    |Other Accounts -     |    Deductions -     |      at End
            Description            |    of Period    |    Expenses     |    Describe         |      Describe       |     of Period
- -----------------------------------|-----------------|-----------------|---------------------|---------------------|---------------

                                                                  (In Thousands)
Year ended December 31, 1993:
  Deducted from asset accounts:
    Allowance for doubtful accounts
      receivable                                 $86              $226                $0                  $186  (1)           $126
                                    ================= ================= =================     =================      ==============

Year ended December 31, 1992:
  Deducted from asset accounts:
    Allowance for doubtful accounts
      receivable                                $183              $138                $0                  $235  (1)           $86
                                    ================= ================= =================     =================      ==============

Year ended December 31, 1991:
  Deducted from asset accounts:
    Allowance for doubtful accounts
      receivable                                $195              $192                $0                  $204 (1)(2)         $183
                                    ================= ================= =================     =================      ==============

Note 1 - Uncollectible accounts receivable charged off, less recoveries and contractual adjustments of revenues.

Note 2 - Reduction by the sale of assets as part of the leasing of facilities to Forum Group, Inc.



                SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

            FORUM RETIREMENT PARTNERS, L.P. AND, SUBSIDIARY PARTNERSHIPS

- -----------------------------------|---------------------------------------------------
              COL. A               |                    COL. B
- -----------------------------------|---------------------------------------------------
               Item                |            Charged to costs and expenses
- -----------------------------------|---------------------------------------------------

                                                Year Ended December 31,
                                                 1993      1992     1991
                                              -----------------------------
                                                    (in Thousands)

Depreciation - property & equipment              $3,356    $3,391   $4,035


Taxes other than income:
     Payroll                                      1,358     1,455    1,521
     Other                                        1,510     1,752    2,168


Amortization of intangible assets                   479       339      517

Note 1 - Amounts for maintenance and repairs, preoperating costs, deferrals, and advertising were not presented as such amounts are less than 1% of total revenues. There were no royalties during the periods.

FORUM RETIREMENT PARTNERS, L.P., AND SUBSIDIARY PARTNERSHIPS
EXHIBIT 11
COMPUTATION OF NET LOSS PER UNIT

                                                                         Year ended December 31,
                                                 1989           1990            1991            1992             1993
                                             ------------   -------------   -------------   -------------    -------------
Average units outstanding:
  Common                                       2,055,000       2,055,000       2,055,000               0                0
  Preferred                                    6,480,000       6,699,000       6,730,000       8,785,000       10,317,000
                                             ------------   -------------   -------------   -------------    -------------
                    TOTALS                     8,535,000       8,754,000       8,785,000       8,785,000       10,317,000
                                             ============   =============   =============   =============    =============

Net loss                                      $1,067,000      $2,466,000     $23,431,000      $6,112,000       $4,679,000
General partner's interest in net loss            11,000          25,000         234,000          61,000           47,000
                                             ------------   -------------   -------------   -------------    -------------
Limited partners' interest in net loss         1,056,000       2,441,000      23,197,000       6,051,000        4,632,000

Less related distributions:
  Distributions declared, net of General
    Partner's distribution                     8,661,000         N/A             N/A             N/A              N/A
  Reduced by:
  Cash reserves used                                   0
  Forum Group, Inc. support                   (3,904,000)
                                             ------------
  Distibutions from operations                 4,757,000
                                             ------------
  Undistributed loss                          $5,813,000
                                             ============
LOSS PER UNIT

Preferred
  Undistributed loss per unit:
    Undistributed loss                        $5,813,000         N/A             N/A             N/A              N/A
    Total units outstanding                    8,535,000
                                             ------------
  Undistributed loss per unit
  before special distribution                     ($0.69)
  Special distribution                             (0.16)
                                             ------------
    Undistributed loss per unit                    (0.85)
                                             ------------


FORUM RETIREMENT PARTNERS, L.P., AND SUBSIDIARY PARTNERSHIPS
EXHIBIT 11
COMPUTATION OF NET LOSS PER UNIT

                                                                  Year ended December 31,
                                          1989           1990            1991            1992             1993
                                      ------------   -------------   -------------   -------------    -------------
Distributed income per unit:
    Distributions from operations       4,757,000         N/A             N/A             N/A              N/A
    Preferred units outstanding         6,480,000
                                      ------------
  Distributed income per unit
    before special distribution              0.73
  Special distribution                       0.16
                                      ------------
    Undistributed loss per unit              0.89
                                      ------------

Net loss per preferred unit                 $0.04
                                      ============

Common                                     ($0.69)
                                      ============
Proforma                                   ($0.12)         ($0.28)         ($2.64)         ($0.69)          ($0.45)
                                      ============   =============   =============   =============    =============


                                                       Exhibit 22
                                                       ----------




         Subsidiaries of Forum Retirement Partners, L.P.
         -----------------------------------------------

                                                        State of
               Name                                     Organization
               ----                                     ------------

1.      Forum Health Partners I-A, L.P. (99%-owned)      Delaware

2.      Forum Retirement Operations, L.P. (99%-owned)    Delaware

3.      Foulk Manor Associates, L.P. (99%-owned)         Delaware