Form 10-Q
period 1994-03-31
FORUM RETIREMENT PARTNERS L P
filed 1994-05-13
CIK 804752

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the
                    Securities Exchange Act of 1934


For Quarter Ended March 31, 1994          Commission File Number 1-9302

                    FORUM RETIREMENT PARTNERS, L.P.
         (Exact name of registrant as specified in its charter)

           DELAWARE                                  35-1686799
 (State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)

     8900 Keystone Crossing, Suite 200
     P.O. Box 40498
     Indianapolis, Indiana                           46240-0498
     (Address of principal executive offices)        (Zip Code)


                              317-846-0700
          (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes   X      No
            -----       -----


                   There are 12 pages in this report.

                                    INDEX

         FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIPS


PART I. FINANCIAL INFORMATION                                      PAGE

Item 1.   Financial Statements (Without Audit)

          Condensed consolidated balance sheets --
          March 31, 1994 and December 31, 1993                        3

          Condensed consolidated statements of operations --
          Three months ended March 31, 1994 and 1993                  4

          Consolidated Statement of Partners' Equity                  5

          Condensed consolidated statements of cash flows --
          Three months ended March 31, 1994 and 1993                  6

          Notes to condensed consolidated financial statements --
          March 31, 1994                                              7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         8

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                           11

SIGNATURES                                                           12

                        PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                         ----------------------------
         FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIPS
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    March 31,    December 31,
                                                      1994           1993
                                                  -------------  ------------
                                                 (Without Audit)    (Note)
                                 ASSETS                 (in thousands)
Property and equipment:
  Land                                            $    14,599    $    14,572
  Buildings                                            96,563         96,473
  Furniture and equipment                               7,825          7,739
                                                  -----------    -----------
                                                      118,987        118,784
  Less accumulated depreciation                        21,375         20,519
                                                  -----------    -----------
  NET PROPERTY AND EQUIPMENT                           97,612         98,265

Cash and cash equivalents                               5,501          4,700
Accounts receivable, less allowances for doubtful
  accounts of $136 and $126                             2,690          2,274
Restricted cash                                         2,403          1,719
Deferred costs, net of accumulated amortization
  of $86 in 1994                                        2,360          2,339
Other assets                                              986          1,183
                                                  -----------    -----------
  TOTAL ASSETS                                    $   111,552    $   110,480
                                                  ===========    ===========

                       LIABILITIES AND PARTNERS' EQUITY

Long-term debt, including $860 and $773 due
  within one year                                 $    50,571    $    50,707
Long-term debt due to parent of general partner           567            633
Accounts payable and accrued expenses                   3,645          3,402
Management fees and amounts due to parent
  of general partner                                      961              5
Deferred management fees due to parent of
  general partner                                      15,780         15,780
Resident deposits                                       1,357          1,341
                                                  -----------    -----------
  TOTAL LIABILITIES                                    72,881         71,868
                                                  -----------    -----------
General partner's equity in subsidiary
  partnership                                             227            226
                                                  -----------    -----------
Partners' equity:
  General partner                                         491            490
  Limited partners (15,285 units issued and
    outstanding)                                       37,953         37,896
                                                  -----------    -----------
  TOTAL PARTNERS' EQUITY                               38,444         38,386
                                                  -----------    -----------
                                                  $   111,552    $   110,480
                                                  ===========    ===========

Note: The balance sheet at December 31, 1993, has been derived from the audited financial statements at that date.

SEE Notes to Condensed Consolidated Financial Statements.

     FORUM RETIREMENT PARTNERS, L.P., AND SUBSIDIARY PARTNERSHIPS
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Without Audit)
                                                    Three Months Ended
                                                          March 31,
                                                    ---------------------
                                                     1994           1993
                                                    ------         ------
                                                     (in thousands except
                                                      per unit amounts)

Revenues:
  Operating revenues                              $   11,275     $   10,397
  Other income                                            47             39
                                                  ----------     ----------
  TOTAL REVENUES                                      11,322         10,436
                                                  ----------     ----------
Costs and expenses:
  Operating expenses                                   8,122          7,884
  Management fees to parent of general partner           904            836
  Litigation expenses                                     22              0
  Depreciation                                           856            831
  Interest:
    Parent of general partner                             11             14
    Other                                              1,337          1,541
                                                  ----------     ----------
TOTAL COSTS AND EXPENSES                              11,252         11,106
                                                  ----------     ----------
Income (loss) before general partner's interest
  in loss of subsidiary partnerships                      70           (670)

General partner's interest in income (loss) of
  subsidiary partnerships                                  0             (4)
                                                  ----------     ----------
  NET INCOME (LOSS)                                       70           (666)

General partner's interest in net income (loss)            1             (7)
                                                  ----------     ----------
Limited partners' interest in net income (loss)   $       69     $     (659)
                                                  ==========     ==========
Average number of units outstanding                   15,285          8,785
                                                  ==========     ==========
Net income (loss) per unit                        $     0.00     $    (0.08)
                                                  ==========     ==========


SEE Notes to Condensed Consolidated Financial Statements.

         FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIPS
                  CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                      Three Months Ended March 31, 1994


                                             General          Limited
                                             Partner          Partners
                                             -------          --------

Balance at January 1, 1994                   $   490          $37,896

  Costs from issuance of units                     0              (12)

  Net income                                       1               69
                                             -------          -------
Balance at March 31, 1994                    $   491          $37,953
                                             =======          =======



SEE Notes to Condensed Consolidated Financial Statements.

         FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIPS
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Without Audit)
                                                      Three Months Ended
                                                           March 31,
                                                      -------------------
                                                       1994          1993
                                                      -------       ------
                                                        (in thousands)

Cash flows from operating activities:
  Net income (loss)                                $       70     $     (666)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Depreciation of property and equipment                856            831
    Amortization of deferred financing costs               86             63
    Deferred management fees due to parent of
      general partner                                       0            836
    Accrued management fees currently due to parent
      of general partner                                  904              0
    Other accrued revenues and expenses, net               77         (1,003)
    Payment of rent due from general partner                0            225
    Other                                                   0             28
                                                   ----------     ----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES             1,993            314
                                                   ----------     ----------
Cash flows from investing activities:
    Additions to property and equipment                  (203)          (403)
                                                   ----------     ----------
  NET CASH USED BY INVESTING ACTIVITIES                  (203)          (403)
                                                   ----------     ----------
Cash flows from financing activities:
    Reduction of long-term debt                          (136)        (2,475)
    Net increase in restricted cash                      (668)           (36)
    Payment on note payable to parent of
      general partner                                     (66)          (105)
    Deferred loan costs                                  (107)          (225)
    Other                                                 (12)             0
                                                   ----------     ----------
  NET CASH USED BY FINANCING ACTIVITIES                  (989)        (2,841)
                                                   ----------     ----------
Net increase (decrease) in cash and cash equivalents      801         (2,930)

Cash and cash equivalents at beginning of period        4,700          4,888
                                                   ----------     ----------
Cash and cash equivalents at end of period         $    5,501     $    1,958
                                                   ==========     ==========


SEE Notes to Condensed Consolidated Financial Statements.

       FORUM RETIREMENT PARTNERS, L.P., AND SUBSIDIARY PARTNERSHIPS
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Without Audit)
                                March 31, 1994


Note A - Basis of Presentation
- - ------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements of Forum Retirement Partners, L.P. (the "Partnership"), as of and for the year ended December 31, 1993, and the footnotes thereto.

Note B - General Partner's Interest in Subsidiary Partnership
- - -------------------------------------------------------------
The general partner owns a one percent interest in an affiliated operating partnership. This interest is reflected in the statements of operations as a reduction of the income or loss of the Partnership.

         FORUM RETIREMENT PARTNERS, L.P., AND SUBSIDIARY PARTNERSHIPS

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                March 31, 1994


The first three months of the current year produced significantly better operating results than the same three-month period in 1993. Current operating revenues of $11,275,000 were 8% above operating revenues for the same period last year, and current net operating income (operating revenues less operating expenses) of $3,153,000 was 25% above net operating income for the same period in 1993. The quarter ended March 31, 1994 produced net income of $70,000 compared to a net loss of $666,000 for the three months ended March 31, 1993. Combined occupancy at March 31, 1994 was 93%, compared to 94% at December 31, 1993, and 91% at March 31, 1993.

As of March 31, 1994, the Partnership owned nine RCs, all of which were managed by Forum Group, Inc. ("Forum Group"), a corporation which is a substantial equity owner of the Partnership and the parent corporation of Forum Retirement, Inc., the general partner of the Partnership (the "General Partner").

Results Of Operations
- - ---------------------
Operating Revenues. Operating revenues for the three months ended March 31, 1994 and 1993, were $11,275,000 and $10,397,000, respectively. This increase was principally attributable to changes in occupancy, increased provision of ancillary healthcare services and planned increases in residency fees and charges. Combined average occupancy for the three months ended March 31, 1994 increased by 3.5% compared to the same period of 1993, and the combined average monthly rental rate for the three months ended March 31, 1994 increased by 4.8% compared to the same period of 1993.

Costs and Expenses. Operating expenses, including management fees and depreciation for the three months ended March 31, 1994 and 1993, were $9,882,000 and $9,551,000, respectively. This increase was principally attributable to changes in occupancy, increased provision of ancillary healthcare services and normal inflationary increases in other operating expenses. Current quarter operating expenses were reduced by $128,000, when compared to the same quarter in 1993, due to a change in the estimate of accrued workers' compensation premiums.

During the three months ended March 31, 1994, litigation expenses of $22,000 were recorded in conjunction with certain litigation commenced in January, 1994 by the Russell F. Knapp Revokable Trust. For a more complete description of this litigation, see Item 3 of the Partnership's Form 10-K for the year ended December 31, 1993.

Total interest expense for the three months ended March 31, 1994 decreased by $207,000 compared to total interest expense for the same three-month period in 1993, due principally to a decrease in the amount of outstanding long term debt and a lower interest rate resulting from the refinancing of the Partnership's debt discussed below.

Income Taxes. The Omnibus Budget Reconciliation Act of 1987 provides that certain publicly-traded partnerships will be treated as corporations for

         FORUM RETIREMENT PARTNERS, L.P., AND SUBSIDIARY PARTNERSHIPS

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

federal income tax purposes. A grandfather provision delays corporate tax status until 1998 for publicly-traded partnerships in existence prior to December 18, 1987. On August 8, 1988, the General Partner was authorized by the limited partners to do all things deemed necessary or desirable to insure that the Partnership is not treated as a corporation for federal income tax purposes. Alternatives available to avoid corporate taxation after 1998 include: (i) selling or otherwise disposing of all or substantially all of the Partnership's assets pursuant to a plan of liquidation, (ii) converting the Partnership into a real estate investment trust or other type of legal entity, and (iii) restructuring the Partnership to qualify as a partnership primarily with passive rental income. While the Partnership presently intends to avoid being taxed as a corporation for federal income tax purposes, there can be no assurance that it will be successful.

Financial Condition
- - -------------------
Recapitalization. On October 6, 1993, the Partnership entered into an agreement (the "Recaptialization Agreement") with Forum Group pursuant to which the Partnership issued 6.5 million depositary units representing limited partners' interests in the Partnership ("Preferred Depositary Units" or "Units") to a subsidiary of Forum Group ("Forum A/H"), and Forum A/H made a capital contribution to the Partnership of $13.0 million in the aggregate, or $2.00 per Unit. The proceeds were used to prepay a portion of the Partnership's bank debt scheduled to mature on December 31, 1993 (the "Bank Credit Facility").

Pursuant to the Recapitalization Agreement, on January 10, 1994 the Partnership commenced a subscription offering in which holders of Preferred Depositary Units of record as of October 18, 1993 (other than Forum Group and its affiliates) were permitted to purchase .07398342 of a Preferred Depositary Unit for each Preferred Depositary Unit held by them on October 18, 1993 at a purchase price of $2.00 per Unit. 1,994,189 Preferred Depositary Units were issued in the subscription offering, which expired on February 25, 1994. In accordance with the Recapitalization Agreement, the Partnership used the $3,988,378 of proceeds of the subscription offering to repurchase 1,994,189 Preferred Depositary Units from Forum A/H at a purchase price of $2.00 per Unit. Following the repurchase transaction, Forum Group beneficially owned 43.2% of the Partnership, including its 1.0% General Partner's interest.

Liquidity And Capital Resources. On December 28, 1993, the Partnership entered into a loan agreement with Nomura Asset Capital Corporation ("Nomura") for $50,700,000 in new financing (the "Nomura Loan"). The Nomura Loan bears interest at the rate of 9.93% per annum (assuming a 0.20% servicing fee), is amortized over a 20-year period and matures on January 1, 2001. The proceeds of the Nomura Loan were used to prepay in full (i) the approximately $9.5 million remaining principal balance of the debt under the Bank Credit Facility, which would have matured on December 31, 1993 and (ii) approximately $34.1 million aggregate principal amount of the Partnership's split coupon first mortgage notes, which would have matured June 30, 1996, and to pay related fees and expenses.

Pursuant to the terms of the management agreement between the Partnership and

         FORUM RETIREMENT PARTNERS, L.P., AND SUBSIDIARY PARTNERSHIPS

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Forum Group (the "Management Agreement"), management fees (based on the Partnership's gross operating revenues) payable to Forum Group for all periods from the formation of the Partnership in 1986 to December 31, 1993 ($15,780,000) have been deferred. Management fees for periods after December 31, 1993 are to be paid on a current basis, which will affect the Partnership's cash position. Deferred management fees are payable to Forum Group out of proceeds of sales and refinancings after making distributions of those proceeds in an amount sufficient (i) to meet limited partners' tax liabilities, (ii) to repay limited partners' capital contributions, and (iii) to pay a 12% cumulative, simple annual return on limited partners' unrecovered capital contributions. Deferred management fees become immediately due and payable in the event that the Management Agreement is terminated, which may occur under certain conditions including, but not limited to, if Forum Retirement, Inc. is removed as the General Partner and 80% in interest of the limited partners vote to terminate such agreement.
The Partnership is unable to determine when or if management fees deferred prior to January 1, 1994 will become payable. For a more complete description of the management agreement, see Item 7 of the Partnership's Form 10-K for the year ended December 31, 1993.

Operating activities provided $1,679,000 more cash during the three months ended March 31, 1994 than during the comparable period of 1993, due principally to improved operating performance and reductions in accounts payable and other accrued expenses during 1993.

Investing activities used $200,000 less cash during the three months ended March 31, 1994 than during the comparable period of 1993, due principally to normal fluctuations in the purchases of property and equipment. At March 31, 1994 the Partnership has no material commitments for capital expenditures.

Financing activities used $1,852,000 less cash during the three months ended March 31, 1994 than during the comparable period of 1993, due principally to
(i) a March, 1993 principal payment made to facilitate the extension of the maturity date of the Bank Credit Facility and (ii) an increase in restricted cash reserves required by the terms of the Nomura Loan.

Inflation. Management does not believe that inflation has had a material effect on net income. To the extent possible, increased costs are recovered through increased residency fees and charges.

                        PART II. OTHER INFORMATION

       FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIPS

                              March 31, 1994


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
- - ----------------------------------------
(a)  Exhibits:

     None

(b)  Reports on Form 8-K:

     None

                                SIGNATURE
                                ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             FORUM RETIREMENT PARTNERS, L.P.,
                               a Delaware limited partnership

                             By:  Forum Retirement, Inc., General Partner



Date:  May 12, 1994          By:     /s/   Paul A. Shively
                                 -------------------------------------
                                 Paul A. Shively, Vice President,
                                 Treasurer and Chief Financial Officer