Form 10-Q
period 1994-06-30
FORUM RETIREMENT PARTNERS L P
filed 1994-08-11
CIK 804752

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the
                    Securities Exchange Act of 1934


For Quarter Ended June 30, 1994           Commission File Number 1-9302

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
















                   There are 13 pages in this report.

                                  INDEX

       FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIPS


PART I. FINANCIAL INFORMATION                                      PAGE
- - -----------------------------                                      ----
Item 1.   Financial Statements (Without Audit)

          Condensed consolidated balance sheets --
          June 30, 1994 and December 31, 1993                         3

          Condensed consolidated statements of operations --
          Three and six months ended June 30, 1994 and 1993           4

          Consolidated Statement of Partners' Equity --
          Six months ended June 30, 1994                              5

          Condensed consolidated statements of cash flows --
          Six months ended June 30, 1994 and 1993                     6

          Notes to condensed consolidated financial statements --
          June 30, 1994                                               7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         8

PART II. OTHER INFORMATION
- - --------------------------
Item 6.   Exhibits and Reports on Form 8-K                           12

SIGNATURES                                                           13
- - ----------

                        PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                         ----------------------------
         FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIPS
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    June 30,     December 31,
                                                      1994           1993
                                                  -------------  -----------
                                                 (Without Audit)    (Note)
                                 ASSETS                 (in thousands)
Property and equipment:
  Land                                            $    14,630    $    14,572
  Buildings                                            97,277         96,473
  Furniture and equipment                               8,014          7,739
                                                  -----------    -----------
                                                      119,921        118,784
  Less accumulated depreciation                        22,296         20,519
                                                  -----------    -----------
  NET PROPERTY AND EQUIPMENT                           97,625         98,265

Cash and cash equivalents                               5,444          4,700
Accounts receivable, less allowances for doubtful
  accounts of $140 and $126                             2,881          2,274
Restricted cash                                         2,472          1,719
Deferred costs, net of accumulated amortization
  of $173 in 1994                                       2,328          2,339
Other assets                                            1,002          1,183
                                                  -----------    -----------
  TOTAL ASSETS                                    $   111,752    $   110,480
                                                  ===========    ===========

                       LIABILITIES AND PARTNERS' EQUITY

Long-term debt, including $882 and $773 due
  within one year                                 $    50,364    $    50,707
Long-term debt due to parent of general partner           534            633
Accounts payable and accrued expenses                   4,110          3,402
Management fees and amounts due to parent
  of general partner                                      972              5
Deferred management fees due to parent of
  general partner                                      15,780         15,780
Resident deposits                                       1,365          1,341
                                                  -----------    -----------
  TOTAL LIABILITIES                                    73,125         71,868
                                                  -----------    -----------
General partner's equity in subsidiary
  partnership                                             227            226
                                                  -----------    -----------
Partners' equity:
  General partner                                         490            490
  Limited partners (15,285 units issued and
    outstanding)                                       37,910         37,896
                                                  -----------    -----------
  TOTAL PARTNERS' EQUITY                               38,400         38,386
                                                  -----------    -----------
                                                  $   111,752    $   110,480
                                                  ===========    ===========

Note: The balance sheet at December 31, 1993, has been derived from the audited financial statements at that date.

SEE Notes to Condensed Consolidated Financial Statements.

     FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIPS
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Without Audit)

                                   Three Months Ended    Six Months Ended
                                        June 30,            June 30,
                                   ------------------   ------------------
                                     1994      1993       1994      1993
                                   --------  --------   --------  --------
                                    (in thousands except per unit amounts)

Revenues:
  Operating revenues               $ 11,392  $ 10,707   $ 22,667  $ 21,104
  Other income                           47        36         94        75
                                   --------  --------   --------  --------
  TOTAL REVENUES                     11,439    10,743     22,761    21,179
                                   --------  --------   --------  --------
Costs and expenses:
  Operating expenses                  8,195     8,159     16,315    16,044
  Management fees to parent
    of general partner                  914       855      1,818     1,692
  Litigation                             20         0         42         0
  Depreciation                          926       835      1,783     1,665
  Interest:
    Parent of general partner            10        12         21        27
    Other                             1,339     1,587      2,676     3,127
                                   --------  --------   --------  --------
  TOTAL COSTS AND EXPENSES           11,404    11,448     22,655    22,555
                                   --------  --------   --------  --------
Income (loss) before general partner's
  interest in income (loss) of
  subsidiary partnerships                35      (705)       106    (1,376)

General partner's interest in income
  (loss) of subsidiary partnerships       0        (4)         1        (9)
                                   --------  --------   --------  --------
  NET INCOME (LOSS)                      35      (701)       105    (1,367)

General partner's interest in
  net income (loss)                       0        (7)         1       (14)
                                   --------  --------   --------  --------
Limited partners' interest in
  net income (loss)                $     35  $   (694)  $    104  $ (1,353)
                                   ========  ========   ========  ========
Average number of units
  outstanding                        15,285     8,785     15,285     8,785
                                   ========  ========   ========  ========
Net income (loss) per unit         $   0.00  $  (0.08)  $   0.01  $  (0.15)
                                   ========  ========   ========  ========

SEE Notes to Condensed Consolidated Financial Statements.

         FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIPS
                  CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                        Six Months Ended June 30, 1994


                                             General          Limited
                                             Partner          Partners
                                             -------          --------
                                                  (in thousands)


Balance at January 1, 1994                   $   490          $37,896

  Costs from issuance of units                    (1)             (90)

  Net income                                       1              104
                                             -------          -------
Balance at June 30, 1994                     $   490          $37,910
                                             =======          =======

































SEE Notes to Condensed Consolidated Financial Statements.

         FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIPS
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Without Audit)
                                                       Six Months Ended
                                                           June 30,
                                                   -------------------------
                                                      1994           1993
                                                   ----------     ----------
                                                        (in thousands)

Cash flows from operating activities:
  Net income (loss)                                $      105     $   (1,367)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Depreciation of property and equipment              1,783          1,666
    Amortization of deferred financing costs              173            201
    Deferred management fees due to parent of
      general partner                                       0          1,692
    Accrued management fees currently due to parent
      of general partner                                  914              0
    Other accrued revenues and expenses, net                6         (1,421)
    Payment of rent due from general partner                0            225
    Other                                                   1             34
                                                   ----------     ----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES             2,982          1,030
                                                   ----------     ----------
Cash flows from investing activities:
    Additions to property and equipment                  (815)          (426)
                                                   ----------     ----------
  NET CASH USED BY INVESTING ACTIVITIES                  (815)          (426)
                                                   ----------     ----------
Cash flows from financing activities:
    Reduction of long-term debt                          (343)        (2,475)
    Net increase in restricted cash                      (729)           (40)
    Payment on note payable to parent of
      general partner                                     (99)          (186)
    Deferred loan costs                                  (162)          (225)
    Other                                                 (90)             0
                                                   ----------     ----------
  NET CASH USED BY FINANCING ACTIVITIES                (1,423)        (2,926)
                                                   ----------     ----------
Net increase (decrease) in cash and cash equivalents      744         (2,322)

Cash and cash equivalents at beginning of period        4,700          4,888
                                                   ----------     ----------
Cash and cash equivalents at end of period         $    5,444     $    2,566
                                                   ==========     ==========











SEE Notes to Condensed Consolidated Financial Statements.

       FORUM RETIREMENT PARTNERS, L.P., AND SUBSIDIARY PARTNERSHIPS
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Without Audit)
                                June 30, 1994


Note A - Basis of Presentation
- - ------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements of Forum Retirement Partners, L.P. (the "Partnership"), as of and for the year ended December 31, 1993, and the footnotes thereto, included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993.

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

         FORUM RETIREMENT PARTNERS, L.P., AND SUBSIDIARY PARTNERSHIPS

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                June 30, 1994


The first six months of the current year produced significantly better operating results than the same six-month period in 1993. Operating revenues for the three and six months ended June 30, 1994 were 6% and 7%, respectively, above operating revenues for the same periods last year, and net operating income (operating revenues less operating expenses) was 25% and 26%, respectively, above net operating income for the same periods in 1993. The three and six months ended June 30, 1994 produced net income of $35,000 and $105,000, respectively, compared to net losses of $701,000 and $1,367,000, respectively, for the same periods of 1993. Combined occupancy at June 30, 1994 was 94%, compared to 94% at December 31, 1993, and 92% at June 30, 1993.

As of June 30, 1994, the Partnership owned nine RCs, all of which were managed by Forum Group, Inc. ("Forum Group"), a corporation which is a substantial equity owner of the Partnership and the parent corporation of Forum Retirement, Inc., the general partner of the Partnership (the "General Partner").

Results Of Operations
- - ---------------------
Operating Revenues. Operating revenues for the three and six months ended June 30, 1994 increased by $685,000 (6%) and $1,563,000 (7%), respectively, compared to operating revenues for the same periods in 1993. These increases were principally attributable to changes in occupancy, increased provision of ancillary healthcare services and planned increases in residency fees and charges. Combined average occupancy for the six months ended June 30, 1994 increased by 2.7% compared to the same period of 1993, and the combined average monthly rental rate for the six months ended June 30, 1994 increased by 5.2% compared to the same period of 1993.

Costs and Expenses. Operating expenses, including management fees and depreciation for the three and six months ended June 30, 1994, increased by $186,000 (2%) and $515,000 (3%), respectively, compared to those combined expenses for the same periods of 1993. These increases were principally attributable to changes in occupancy, increased provision of ancillary healthcare services and normal inflationary increases in other operating expenses, as partially offset by reductions of $171,000 and $379,000, for the three and six months ended June 30, 1994, respectively, due to a change in the estimate of accrued workers' compensation premiums.

During the three and six months ended June 30, 1994, litigation expenses of $20,000 and $42,000, respectively, were recorded in conjunction with certain litigation commenced in January, 1994 by the Russell F. Knapp Revokable Trust. For a more complete description of this litigation, see Item 3 of the Partnership's Form 10-K for the year ended December 31, 1993.

Total interest expense for the three and six months ended June 30, 1994 decreased by $250,000 and $457,000, respectively, compared to total interest expense for the same periods in 1993, due principally to a decrease in the

         FORUM RETIREMENT PARTNERS, L.P., AND SUBSIDIARY PARTNERSHIPS

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

amount of outstanding long term debt and a lower interest rate resulting from the refinancing of the Partnership's debt discussed below.

Income Taxes. The Omnibus Budget Reconciliation Act of 1987 provides that certain publicly-traded partnerships will be treated as corporations for federal income tax purposes. A grandfather provision delays corporate tax status until 1998 for publicly-traded partnerships in existence prior to December 18, 1987. On August 8, 1988, the General Partner was authorized by the limited partners to do all things deemed necessary or desirable to insure that the Partnership is not treated as a corporation for federal income tax purposes. Alternatives available to avoid corporate taxation after 1997 include: (i) selling or otherwise disposing of all or substantially all of the Partnership's assets pursuant to a plan of liquidation, (ii) converting the Partnership into a real estate investment trust or other type of legal entity, and (iii) restructuring the Partnership to qualify as a partnership primarily with passive rental income. While the Partnership presently intends to avoid being taxed as a corporation for federal income tax purposes, there can be no assurance that it will be successful.

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

Liquidity And Capital Resources. At June 30, 1994, the Partnership had cash and cash equivalents of $5,444,000 and accounts receivable of $2,881,000. The Partnership believes that its liquidity and the capital resources available to it are adequate to meet its forseeable working capital requirements.

The Partnership's general partner currently is conducting a detailed feasibility study of the possible expansion of certain of the Partnership's properties in an effort to further increase operating income. A preliminary

         FORUM RETIREMENT PARTNERS, L.P., AND SUBSIDIARY PARTNERSHIPS

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

study has identified several attractive expansion opportunities, which could increase the number of living units owned by the Partnership by up to 30%. Any expansion would likely modify the uses of, or add capacity to, existing facilities without incurring substantial land acquisition and common area build-out costs. Any significant expansion could require the Partnership to obtain additional financing, modify existing financing and/or obtain regulatory approvals. Such an expansion would also affect the Partnership's levels of distributable cash, if any.

After provision for reserves, the Partnership had no net cash flow available for distribution with respect to the second quarter.

On December 28, 1993, the Partnership entered into a loan agreement with Nomura Asset Capital Corporation ("Nomura") for $50,700,000 in new financing (the "Nomura Loan"). The Nomura Loan bears interest at the rate of 9.93% per annum (including a 0.20% servicing fee), is amortized over a 20-year period and matures on January 1, 2001. The proceeds of the Nomura Loan were used to prepay in full (i) the approximately $9.5 million remaining principal balance of the debt under the Bank Credit Facility, which would have matured on December 31, 1993 and (ii) approximately $34.1 million aggregate principal amount of the Partnership's split coupon first mortgage notes, which would have matured June 30, 1996, and to pay related fees and expenses.

Pursuant to the terms of the management agreement between the Partnership and Forum Group (the "Management Agreement"), management fees (based on the Partnership's gross operating revenues) payable to Forum Group for all periods from the formation of the Partnership in 1986 to December 31, 1993 ($15,780,000) have been deferred. Management fees for periods after December 31, 1993 are to be paid on a current basis. Deferred management fees are payable to Forum Group out of proceeds of sales and refinancings after making distributions of those proceeds in an amount sufficient (i) to meet limited partners' tax liabilities, (ii) to repay limited partners' capital contributions, and (iii) to pay a 12% cumulative, simple annual return on limited partners' unrecovered capital contributions. Deferred management fees become immediately due and payable in the event that the Management Agreement is terminated, which may occur under certain conditions including, but not limited to, if Forum Retirement, Inc. is removed as the General Partner and 80% in interest of the limited partners vote to terminate such agreement. The Partnership is unable to determine when or if management fees deferred prior to January 1, 1994 will become payable. For a more complete description of the management agreement, see Item 7 of the Partnership's Form 10-K for the year ended December 31, 1993.

Operating activities provided $1,952,000 more cash during the six months ended June 30, 1994 than during the comparable period of 1993, due principally to improved operating performance and reductions in other accrued revenues and expenses during 1993.

Investing activities used $389,000 more cash during the six months ended June 30, 1994 than during the comparable period of 1993, due to normal fluctuations in the purchases of property and equipment.

         FORUM RETIREMENT PARTNERS, L.P., AND SUBSIDIARY PARTNERSHIPS

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financing activities used $1,503,000 less cash during the six months ended June 30, 1994 than during the comparable period of 1993, due principally to a March, 1993 principal payment on the Bank Credit Facility, less an increase in restricted cash reserves required by the terms of the Nomura Loan.

Inflation. Management does not believe that inflation has had a material effect on net income. To the extent possible, increased costs are recovered through increased residency fees and charges.

                        PART II. OTHER INFORMATION

       FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIPS

                              June 30, 1994


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


                             FORUM RETIREMENT PARTNERS, L.P.,
                               a Delaware limited partnership

                             By:  Forum Retirement, Inc., General Partner



Date:  August 11, 1994       By:     /s/   Paul A. Shively
                                --------------------------------------
                                 Paul A. Shively, Vice President,
                                 Treasurer and Chief Financial Officer