Form 10-Q
period 1994-09-30
FORUM RETIREMENT PARTNERS L P
filed 1994-11-04
CIK 804752

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the
                    Securities Exchange Act of 1934


For Quarter Ended September 30, 1994      Commission File Number 1-9302

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
















                   There are 12 pages in this report.

                                    INDEX

         FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP


PART I. FINANCIAL INFORMATION                                      PAGE
- - -----------------------------                                      ----
Item 1.   Financial Statements (Without Audit)

          Condensed consolidated balance sheets --
          September 30, 1994 and December 31, 1993                    3

          Condensed consolidated statements of operations --
          Three and nine months ended September 30, 1994 and 1993     4

          Consolidated statement of partners' equity --
          Nine months ended September 30, 1994                        5

          Condensed consolidated statements of cash flows --
          Nine months ended September 30, 1994 and 1993               6

          Notes to condensed consolidated financial statements --
          September 30, 1994                                          7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         8

PART II. OTHER INFORMATION
- - --------------------------
Item 6.   Exhibits and Reports on Form 8-K                           11

SIGNATURES                                                           12
- - ----------

                        PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  September 30,  December 31,
                                                      1994           1993
                                                 --------------- ------------
                                                 (Without Audit)    (Note)
                                 ASSETS                 (in thousands)
Property and Equipment:
  Land                                            $    14,702    $    14,572
  Buildings                                            97,579         96,473
  Furniture and equipment                               8,098          7,739
                                                  -----------    -----------
                                                      120,379        118,784
  Less accumulated depreciation                        23,126         20,519
                                                  -----------    -----------
  NET PROPERTY AND EQUIPMENT                           97,253         98,265

Cash and cash equivalents                               5,388          4,700
Accounts receivable, less allowances for doubtful
  accounts of $214 and $126                             2,900          2,274
Restricted cash                                         2,430          1,719
Deferred costs, net of accumulated amortization
  of $263 in 1994                                       2,240          2,339
Other assets                                            1,409          1,183
                                                  -----------    -----------
  TOTAL ASSETS                                    $   111,620    $   110,480
                                                  ===========    ===========
                       LIABILITIES AND PARTNERS' EQUITY

Long-term debt, including $904 and $773 due
  within one year                                 $    50,152    $    50,707
Long-term debt due to parent of general partner           477            633
Accounts payable and accrued expenses                   3,963          3,402
Management fees and amounts due to parent of
  general partner                                       1,031              5
Deferred management fees due to parent of
  general partner                                      15,780         15,780
Resident deposits                                       1,392          1,341
                                                  -----------    -----------
  TOTAL LIABILITIES                                    72,795         71,868
                                                  -----------    -----------
General partner's equity in subsidiary
  partnership                                             229            226
                                                  -----------    -----------
Partners' equity:
  General partner                                         492            490
  Limited partners (15,285 units issued and
    outstanding)                                       38,104         37,896
                                                  -----------    -----------
  TOTAL PARTNERS' EQUITY                               38,596         38,386
                                                  -----------    -----------
                                                  $   111,620    $   110,480
                                                  ===========    ===========
Note: The balance sheet at December 31, 1993, has been derived from the audited financial statements at that date.

SEE Notes to Condensed Consolidated Financial Statements.

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Without Audit)

                                   Three Months Ended   Nine Months Ended
                                     September 30,        September 30,
                                   ------------------   -----------------
                                     1994      1993       1994      1993
                                   --------  --------   --------  --------
                                    (in thousands except per unit amounts)

Revenues:
  Operating revenues               $ 12,038  $ 11,154   $ 34,705  $ 32,275
  Other income                           56       237        150       295
                                   --------  --------   --------  --------
  TOTAL REVENUES                     12,094    11,391     34,855    32,570
                                   --------  --------   --------  --------
Costs and expenses:
  Operating expenses                  8,742     8,499     25,057    24,544
  Management fees to parent
    of general partner                  968       898      2,786     2,589
  Litigation                              8         0         50         0
  Depreciation                          834       842      2,617     2,507
  Interest:
    Parent of general partner             9        12         30        39
    Other                             1,336     1,566      4,012     4,693
                                   --------  --------   --------  --------
  TOTAL COSTS AND EXPENSES           11,897    11,817     34,552    34,372
                                   --------  --------   --------  --------
Income (loss) before general partner's
  interest in income (loss) of
  subsidiary partnership                197      (426)       303    (1,802)

General partner's interest in income
  (loss) of subsidiary partnership        1        (2)         2       (11)
                                   --------  --------   --------  --------
  NET INCOME (LOSS)                     196      (424)       301    (1,791)

General partner's interest in
  net income (loss)                       2        (4)         3       (18)
                                   --------  --------   --------  --------
Limited partners' interest in
  net income (loss)                $    194  $   (420)  $    298  $ (1,773)
                                   ========  ========   ========  ========
Average number of units
  outstanding                        15,285     8,785     15,285     8,785
                                   ========  ========   ========  ========

Net income (loss) per unit         $   0.01  $  (0.05)  $   0.02  $  (0.20)
                                   ========  ========   ========  ========

SEE Notes to Condensed Consolidated Financial Statements.

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                  CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                     Nine Months Ended September 30, 1994
                               (Without Audit)

                                                    General        Limited
                                                    Partner        Partners
                                                   ----------     ----------
                                                        (in thousands)

  Balances at January 1, 1994                      $      490     $   37,896

    Costs from issuance of units                           (1)           (90)

    Net income                                              3            298
                                                   ----------     ----------

  Balances at September 30, 1994                   $      492     $   38,104
                                                   ==========     ==========
































  SEE Notes to Condensed Consolidated Financial Statements.

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Without Audit)
                                                       Nine Months Ended
                                                         September 30,
                                                   -------------------------
                                                      1994           1993
                                                   ----------     ----------
                                                        (in thousands)

Cash flows from operating activities:
  Net income (loss)                                $      301     $   (1,791)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Depreciation of property and equipment              2,617          2,506
    Amortization of deferred financing costs              263            341
    Deferred management fees due to parent of
      general partner                                       0          2,589
    Accrued management fees currently due to
      parent of general partner                           968              0
    Other accrued revenues and expenses, net             (458)        (1,462)
    Payment of rent from general partner                    0            225
    Other                                                   4             64
                                                   ----------     ----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES             3,695          2,472
                                                   ----------     ----------

Cash flows from investing activities:
  Additions to property and equipment                  (1,382)          (683)
                                                   ----------     ----------
  NET CASH USED BY INVESTING ACTIVITIES                (1,382)          (683)
                                                   ----------     ----------

Cash flows from financing activities:
  Reduction of long-term debt                            (555)        (2,475)
  Net increase in restricted cash                        (660)           (74)
  Payment on note payable to parent of
    general partner                                      (156)          (200)
  Deferred loan costs                                    (163)          (300)
  Other                                                   (91)             0
                                                   ----------     ----------
  NET CASH USED BY FINANCING ACTIVITIES                (1,625)        (3,049)
                                                   ----------     ----------

Net increase (decrease) in cash and cash equivalents      688         (1,260)

Cash and cash equivalents at beginning of period        4,700          4,888
                                                   ----------     ----------
Cash and cash equivalents at end of period         $    5,388     $    3,628
                                                   ==========     ==========

SEE Notes to Condensed Consolidated Financial Statements.

       FORUM RETIREMENT PARTNERS, L.P., AND SUBSIDIARY PARTNERSHIP
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Without Audit)

                              September 30, 1994





Note A - Basis of Presentation
- - ------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements of Forum Retirement Partners, L.P. (the "Partnership"), as of and for the year ended December 31, 1993, and the footnotes thereto, included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993.

Certain amounts in the 1993 consolidated financial statements have been restated to conform to the 1994 presentation.


Note B - General Partner's Interest in Subsidiary Partnership
- - -------------------------------------------------------------
Forum Retirement, Inc., a wholly-owned subsidiary of Forum Group, Inc. ("Forum Group"), is the general partner of the Partnership (the "General Partner") and owns a one percent interest in the Partnership and in a subsidiary operating partnership in which the Partnership owns a ninety-nine percent interest. The General Partner's interest in the subsidiary operating partnership is reflected in the statements of operations as a reduction of the income or loss of the Partnership. The Partnership is a 62.1% owned subsidiary of Forum Group.

         FORUM RETIREMENT PARTNERS, L.P., AND SUBSIDIARY PARTNERSHIP
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              September 30, 1994


The first nine months of the current year produced significantly better operating results than the same nine-month period in 1993. Operating revenues for the three and nine months ended September 30, 1994 were 8% above operating revenues for the same periods last year, and net operating income (operating revenues less operating expenses) was 24% and 25%, respectively, above net operating income for the same periods in 1993. The three and nine months ended September 30, 1994 produced net income of $196,000 and $301,000, respectively, compared to net losses of $424,000 and $1,791,000, respectively, for the same periods of 1993. Combined occupancy was 94% at September 30, 1994 and December 31, 1993, and 92% at September 30, 1993.

As of September 30, 1994, the Partnership owned nine RCs, all of which were managed by Forum Group.

Results Of Operations
- - ---------------------
Operating Revenues. Operating revenues for the three and nine months ended September 30, 1994 increased by $884,000 (8%) and $2,430,000 (8%), respectively, compared to operating revenues for the same periods in 1993. These increases were principally attributable to changes in occupancy, increased provision of ancillary healthcare services and planned increases in residency fees and charges. Combined average occupancy for the nine months ended September 30, 1994 increased by 2.5% compared to the same period of 1993, and the combined average monthly rental rate for the nine months ended September 30, 1994 increased by 5.8% compared to the same period of 1993.

Costs and Expenses. Operating expenses, including management fees and depreciation for the three and nine months ended September 30, 1994, increased by $305,000 (3%) and $820,000 (3%), respectively, compared to those combined expenses for the same periods of 1993. These increases were principally attributable to changes in occupancy, increased provision of ancillary healthcare services and normal inflationary increases in other operating expenses, as partially offset by reductions of $151,000 and $386,000, for the three and nine months ended September 30, 1994, respectively, due to a change in the estimate of accrued workers' compensation premiums.

Total interest expense for the three and nine months ended September 30, 1994 decreased by $233,000 and $690,000, respectively, compared to total interest expense for the same periods in 1993, due principally to a decrease in the amount of outstanding long term debt and a lower interest rate resulting from the refinancing of the Partnership's debt discussed below.

Income Taxes. The Omnibus Budget Reconciliation Act of 1987 provides that certain publicly-traded partnerships will be treated as corporations for federal income tax purposes. A grandfather provision delays corporate tax status until 1998 for publicly-traded partnerships in existence prior to December 18, 1987. On August 8, 1988, the General Partner was authorized by the limited partners to do all things deemed necessary or desirable to insure that the Partnership is not treated as a corporation for federal income tax purposes. Alternatives available to avoid corporate taxation after 1997 include: (i) selling or otherwise disposing of all or substantially all of

         FORUM RETIREMENT PARTNERS, L.P., AND SUBSIDIARY PARTNERSHIP

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


the Partnership's assets pursuant to a plan of liquidation, (ii) converting the Partnership into a real estate investment trust or other type of legal entity, and (iii) restructuring the Partnership to qualify as a partnership primarily with passive rental income. While the Partnership presently intends to seek to avoid being taxed as a corporation for federal income tax purposes, there can be no assurance that it will be successful in this regard.

Financial Condition
- - -------------------
Liquidity And Capital Resources. At September 30, 1994, the Partnership had cash and cash equivalents of $5,388,000, accounts receivable of $2,900,000, and current liabilities of $6,375,000. The Partnership believes that it has adequate liquidity to meet its foreseeable working capital requirements.

The General Partner is continuing to conduct a detailed feasibility study of the possible expansion of certain of the Partnership's properties in an effort to further increase operating income. A preliminary study has identified several attractive expansion opportunities, which could increase the number of living units owned by the Partnership by approximately 30%, for an estimated capital expenditure totalling $25 million. Any expansion would likely modify the uses of, or add capacity to, existing facilities without incurring substantial land acquisition and common area build-out costs. Any significant expansion could require the Partnership to obtain additional financing, modify existing financing and obtain regulatory approvals.

On December 28, 1993, the Partnership entered into a loan agreement with Nomura Asset Capital Corporation ("Nomura") for $50,700,000 in new financing (the "Nomura Loan"). The Nomura Loan bears interest at the rate of 9.93% per annum (including a 0.20% servicing fee), is amortized over a 20-year period and matures on January 1, 2001. The proceeds of the Nomura Loan were used to prepay in full (i) the approximately $9.5 million remaining principal balance of secured debt under a prior bank credit facility (the "Prior Loan") which was due to mature on December 31, 1993 and (ii) approximately $34.1 million aggregate principal amount of the Partnership's split coupon first mortgage notes, which were due to mature on June 30, 1996, and to pay related fees and expenses.

Pursuant to the terms of the management agreement between the Partnership and Forum Group (the "Management Agreement"), management fees (based on the Partnership's gross operating revenues) payable to Forum Group for all periods from the formation of the Partnership in 1986 to December 31, 1993 ($15,780,000) were deferred. Management fees for periods after December 31, 1993 are being paid quarterly, in arrears. Deferred management fees are payable to Forum Group out of proceeds of sales and refinancings after making distributions of those proceeds in an amount sufficient (i) to meet limited partners' tax liabilities, (ii) to repay limited partners' capital contributions, and (iii) to pay a 12% cumulative, simple annual return on limited partners' unrecovered capital contributions. Deferred management fees become immediately due and payable in the event that the Management Agreement is terminated, which may occur under certain conditions including, but not limited to, if Forum Retirement, Inc. is removed as the General Partner and 80% in interest of the limited partners vote to terminate such

         FORUM RETIREMENT PARTNERS, L.P., AND SUBSIDIARY PARTNERSHIP

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


agreement. The Partnership is unable to determine when or if management fees deferred prior to January 1, 1994 will become payable. For a more complete description of the management agreement, see Item 7 of the Partnership's Form 10-K for the year ended December 31, 1993.

Operating activities provided $1,223,000 more cash during the nine months ended September 30, 1994 than during the comparable period of 1993, due principally to improved operating performance and reductions in other accrued revenues and expenses during 1993, net of the above-described difference in the treatment of management fees due the parent of the General Partner.

Investing activities used $699,000 more cash during the nine months ended September 30, 1994 than during the comparable period of 1993, due to normal fluctuations in the purchases of property and equipment.

Financing activities used $1,424,000 less cash during the nine months ended September 30, 1994 than during the comparable period of 1993, due principally to a March, 1993 principal payment on the Prior Loan, partially offset by an increase in restricted cash reserves in 1994 as required by the terms of the Nomura Loan.

Inflation. Management does not believe that inflation has had a material effect on net income. To the extent possible, increased costs are recovered through increased residency fees and charges.

                        PART II. OTHER INFORMATION
        FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

                            September 30, 1994


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


                             FORUM RETIREMENT PARTNERS, L.P.,
                               a Delaware limited partnership

                             By:  Forum Retirement, Inc., General Partner



Date:  November 4, 1994      By:    /s/     Paul A. Shively
                                --------------------------------------
                                 Paul A. Shively, Vice President,
                                 Treasurer and Chief Financial Officer