Form 10-K
period 1994-12-31
FORUM RETIREMENT PARTNERS L P
filed 1995-03-20
CIK 804752

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                --------------------------------

                            FORM 10-K

        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the Fiscal Year Ended December 31, 1994

                 Commission File Number: 1-9302

                 FORUM RETIREMENT PARTNERS, L.P.

                8900 Keystone Crossing, Suite 200
                      Post Office Box 40498
               Indianapolis, Indiana   46240-0498
                   Telephone:  (317) 846-0700

   Incorporated in Delaware                     I.R.S. No. 35-1686799

   Securities registered pursuant to Section 12(b) of the Act:
                                              Name of each exchange
Title of each class                           on which registered
- -------------------                           -----------------------
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

     Yes __X__ No _____

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant (excluding units owned by the registrant's general partner or its affiliates): $13,545,000.

      There are 28 pages in this Report. The financial statement and exhibit indices are located at pp. 26-28.

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

      On December 28, 1993, the Partnership entered into a loan agreement with Nomura Asset Capital Corporation ("Nomura") pursuant to which Nomura provided approximately $50,707,000 in new financing (the "Nomura Loan"). The proceeds of the Nomura Loan were used to prepay the remaining balances due under the Bank Credit Facility and under the Partnership's split coupon first mortgage notes due July 1, 1996 (the "Split Coupon Notes"), to pay fees and expenses related to the financing and to fund reserves. The Nomura Loan is secured by first priority mortgages on the Partnership's nine RCs and by security interests in substantially all of the Partnership's other assets. For a description of the principal terms of the Nomura Loan, see Note 3 of Notes to Consolidated Financial Statements under Item 8.

      Pursuant to the Recapitalization Agreement, and to afford holders of Preferred Depositary Units the opportunity to avoid the dilution resulting from the issuance of the Preferred Depositary Units to Forum A/H, on January 10, 1994 the Partnership commenced a subscription offering pursuant to which holders of Preferred Depositary Units of record as of the close of business on October 18, 1993 (other than Forum Group and its affiliates) were permitted to purchase .07398342 of a Preferred Depositary Unit for each Preferred Depositary Unit held by them on October 18, 1993 at a purchase price of $2.00 per Unit. 1,994,189 Preferred Depositary Units were issued in the subscription offering, which expired on February 25, 1994. In accordance with the Recapitalization Agreement, the Partnership used the $3,988,398 of proceeds of the subscription offering to repurchase 1,994,189 Preferred Depositary Units from Forum A/H at a purchase price of $2.00 per unit. As a result of the repurchase transaction, and several additional subsequent purchase transactions, as of March 1, 1995, Forum Group beneficially owned 62.1% of the outstanding units, including its 1.0% General Partner's interest.

      As previously announced, the Board of Directors of the General Partner is continuing to analyze the possible expansion of certain of the Partnership's properties in an effort to further improve the Partnership's results of operations. A preliminary study has identified several potentially attractive expansion opportunities, which could increase the number of living units owned by the Partnership by approximately 30%, for an estimated capital expenditure totaling $25 million. Any expansion would likely modify the uses of or add capacity to existing facilities without incurring substantial land acquisition and common area build-out costs. However, any major expansion or other capital improvement program could require that the Partnership obtain additional financing and would affect the Partnership's levels of distributable cash, if any. Furthermore, such expansions may require additional regulatory approvals and modification of the Nomura Loan. There can be no assurance that the Partnership will adopt or be able to successfully implement any major expansion or other capital improvement program, as to the timing thereof or as to the effect thereof on the Partnership's financial position.

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

     Seven of the nine RCs are comprised of an independent living component and a nursing component, and each Property except
Millcroft and Shipley Manor also includes an assisted living component. Foulk Manor and Myrtle Beach Manor each consist of an assisted living component and a nursing component, but do not contain an independent living component.

       Independent living components contain a variety of accommodations, together with amenities such as dining facilities, lounges, and game and craft rooms. All residents of the independent living components are provided security, meals, and housekeeping and linen service. Emergency healthcare service is available upon demand 24 hours a day from on-site staff, and each independent living unit is equipped with an emergency call system. The independent living components of the Properties consist of apartments and, in the case of Foulk Manor North, villas. Independent living unit residency fees presently range from $999 to $3,790 per month, depending on the size and location of accommodations. Each apartment and villa resident enters into a residency agreement that may be terminated by the resident on short notice. Although there can be no assurance that available independent living units will be reoccupied as residency agreements expire or are terminated, since 1988 at least 80% of the residents of the apartments and villas have renewed their residency agreements from year to year.

        Assisted living components provide residents a semistructured environment that encourages independent living. Residents have private or semiprivate suites, eat meals in a private dining room, and are provided the added services of scheduled activities, housekeeping and linen service, preventive health surveillance, periodic health monitoring, assistance with activities of daily living, and emergency care. The charge for a private assisted living suite presently ranges from $50 to $130 per day.

     Nursing components provide residents a full range of nursing care. Residents have private or semiprivate rooms, and share communal dining and social facilities. In most instances, each resident of the independent living component of a Property is entitled to priority admission in the assisted living (if any) or nursing component. The charge for a private nursing room presently ranges from $59 to $178 per day.

      The Properties also provide ancillary healthcare services, including the operation of an adult day care center on the premises of one RC.

      The following table indicates the name and location and current capacity for each Property:

                                        ________Capacity__________
                                                               Total
                              Independent   Assisted           Units/
                                Living      Living   Nursing   Suites
Name and Location               Units       Suites    Beds      Beds
- -----------------             ----------------------------------------
The Forum at Lincoln Heights     152         30        60        242
San Antonio, Texas

Foulk Manor                      -0-         51        52        103
Wilmington, Delaware

Foulk Manor North                 58         11        46        115
Wilmington, Delaware

Millcroft                         63         -0-      100        163
Newark, Delaware

The Montebello on Academy        114         15        60        189
Albuquerque, New Mexico

The Montevista at Coronado       122         15       120        257
El Paso, Texas

Myrtle Beach Manor               -0-         60        85        145
Myrtle Beach, South Carolina

The Park Summit of Coral         206         17        35        258
Springs
Coral Springs, Florida

Shipley Manor                     61        -0-        82        143
Wilmington, Delaware


      The overall average occupancy rates for the Properties for calendar year 1994 was 93.8%. The degree of utilization of each facility is dependent on many factors. Occupancy rates may be adversely affected by the opening of newly developed facilities and the expansion or renovation of competing facilities.

     Mortgages

      The Properties are subject to first mortgages securing outstanding borrowings under the Nomura Loan. The current principal amount outstanding under the Nomura Loan is $49.9 million, and borrowings under the Nomura Loan bear interest at 9.93% per annum (including a servicing cost of 0.2% per annum). See "Item 1 - Business" and Note 3 of Notes to Consolidated
Financial Statements filed under Item 8 for additional information regarding the Nomura Loan.

     Depreciation

      The aggregate net federal tax basis of the Properties as of
December  31, 1994, was $59.6 million for real property and  $3.9 million for personal property.

     Real Estate Taxes

      The average real estate tax rate for calendar year 1994 for the Properties was approximately two percent and the aggregate assessed real estate tax value for such facilities for the same period was $58.7 million.

     Sources of Payment

      The independent and assisted living components (if any) of the Properties receive direct payment for resident occupancy solely on a private pay basis. The nursing components of the Properties receive payment for resident care directly on a private pay basis, including payment from private health insurance, and from governmental reimbursement programs such as the federal Medicare program for certain elderly and disabled residents, and state Medicaid programs for certain financially indigent residents. The following table indicates the approximate percentages of operating revenues for each of the last five years derived by the Partnership from private sources, and Medicare and Medicaid:

                                    Independent and
                                    Assisted Living
                                      Components
    Source                 1994   1993   1992   1991   1990
    ------                 ---------------------------------
Private                    100%   100%   100%   100%   100%
Medicare and Medicaid      -0-    -0-    -0-    -0-    -0-
Total                      100%   100%   100%   100%   100%


                                  Nursing Components
                           1994   1993   1992   1991   1990
                           --------------------------------

Private                     65%    69%    72%    77%    73%
Medicare and Medicaid       35%    31%    28%    23%    27%
Total                      100%   100%   100%   100%   100%


                                      Total RCs
                           1994   1993   1992   1991   1990
                           --------------------------------

Private                     82%    85%    86%    89%    87%
Medicare and Medicaid       18%    15%    14%    11%    13%
Total                      100%   100%   100%   100%   100%


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

      Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings, interpretations and discretion which affect payments made under those programs. In addition, the federal and state governments might reduce the funds available under those programs in the future or require more stringent utilization of healthcare facilities. Those measures could adversely affect the Partnership's future revenues and, therefore, the value of the Properties.

       Various legislative and industry groups are studying numerous healthcare issues, including access, delivery, and financing of long-term health care, and at any given time there are numerous federal and state legislative proposals relating to the funding and reimbursement of healthcare costs. It is difficult to predict whether these proposals will be adopted or the form in which they might be adopted, and no assurance can be given that any such legislation, if adopted, would not have a material effect on the Partnership.

     Regulation and Other Factors

      Healthcare facility operations are subject to federal, state, and local government regulations. Facilities are subject to periodic inspection by state licensing agencies to determine whether the standards necessary for continued licensure are maintained. In granting and renewing licenses, the state agencies consider, among other things, buildings, furniture, and equipment; qualifications of administrative personnel and staff; quality of care; and compliance with laws and regulations
relating  to  operation  of facilities.   State  licensure  of  a
nursing facility is a prerequisite to certification for participation in the Medicare and Medicaid programs. Requirements for licensure of assisted living components are generally less comprehensive and stringent than requirements for licensure of nursing facilities. Most states do not have licensure requirements for the independent living components of RCs. The Properties are presently in substantial compliance with all applicable federal, state and local regulations with respect to licensure requirements. However, because those requirements are subject to change, there can be no assurance that the Properties will be able to maintain their licenses upon a change in standards, and future changes in those standards could necessitate substantial expenditures by the Partnership to comply therewith.

     Competition

     The Properties compete with facilities of varying similarity in the respective geographical market areas in which the Properties are located. Competing facilities are operated on a national, regional, and local basis by religious groups and other nonprofit organizations, as well as by private operators, some of which have substantially greater resources than the Partnership. The independent living components of the Properties face competition from all the various types of residential opportunities available to the elderly. However, the number of RCs that offer on-premises healthcare services is limited. The assisted living and nursing components of the Properties compete with other assisted living and nursing facilities, and, to a lesser extent, with general hospitals. Because the target market segment of the Properties (i.e., full-service RCs) is relatively narrow, the risk of competition may be higher than with some other types of RCs. Additionally, the Properties may be subject to competition from new RCs, and assisted living and nursing facilities, developed in close proximity to them.

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

     Insurance

        The   Partnership   maintains   professional   liability,
comprehensive general liability, and other typical insurance coverage on all its RCs. The Partnership believes that its insurance is adequate in amount and coverage.

     Item 3.   Legal Proceedings.

      On January 24, 1994, the Russell F. Knapp Revokable Trust (the "Plaintiff"), filed a complaint (the "Complaint") in the United States District Court for the Northern District of Iowa against the General Partner alleging breach of the Partnership Agreement, breach of fiduciary duty, fraud, and civil conspiracy. On March 17, 1994, the Plaintiff amended the Complaint, adding Forum Group as a defendant. The Complaint alleges, among other things, that the Plaintiff holds a substantial number of Units, that the Board of Directors of the General Partner is not comprised of a majority of independent directors, as required by the Partnership Agreement and as allegedly represented in the Partnership's 1986 Prospectus for its initial public offering, and that the General Partner's Board of Directors has approved and/or acquiesced to an 8% management fee charged by Forum Group under the Management Agreement. The Complaint further alleges that the "industry standard" for such fees is 4% thereby resulting in an "overcharge" to the Partnership estimated by the Plaintiff at $1.8 million per annum, beginning in 1994. The Plaintiff is seeking the restoration of certain former directors to the Board of Directors of the General Partner and the removal of certain other directors from that Board, an injunction prohibiting the payment of an 8% management fee, and unspecified compensatory and punitive damages.

      The  General  Partner intends to vigorously defend  against
this  litigation.   The  Partnership,  in  accordance  with   the
Management Agreement, reimbursed the General Partner for $146,000 of litigation costs relating to this claim in 1994.

      Pursuant to the Management Agreement, management fees payable to Forum Group for periods from the formation of the Partnership in 1986 to December 31, 1993 were deferred. Such deferred fees will become payable only if certain conditions occur. Under the terms of the Management Agreement entered into in connection with the formation of the Partnership in 1986, and as disclosed in the Partnership's 1986 Prospectus, Forum Group's management fees for periods after December 31, 1993 are not deferred. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of the Management Agreement.

      Item  4.    Submission of Matters to  a  Vote  of  Security
Holders.

      No matter was submitted during 1994 to a vote of security holders.

                             PART II

      Item  5.    Market for the Partnership's Common Equity  and
Related Unitholder Matters.

           (a) Market Information. The principal United States market in which Units are being traded is the American Stock
Exchange (symbol:FRL).

           The high and low sales prices for Units for each full quarterly period within the two most recent fiscal years, as reported in the consolidated transaction reporting system, were as follows:


                                          High        Low
                                          ----        ----
1993
Quarter ended March 31, 1993               $1        $11/16
Quarter ended June 30, 1993              $2-1/16       $1
Quarter ended September 30, 1993           $2        $1-1/8
Quarter ended December 31, 1993          $3-1/16     $1-3/4

1994
Quarter ended March 31, 1994             $2-7/8        $2
Quarter ended June 30, 1994              $2-3/4      $1-5/8
Quarter ended September 30, 1994         $2-3/4      $1-7/8
Quarter ended December 31, 1994          $2-7/8      $2-1/4


          (b) Holders. The approximate number of record holders of Units as of February 10, 1995, was 968.

           (c) Dividends. The Partnership has not made any distributions on Preferred Depositary Units for 1994, 1993, 1992, and 1991. With improvements in the Partnership's operating results and the completion of the Recapitalization in the fourth quarter of 1993, the Partnership presently expects to have positive cash flow in 1995. See "Item 1 -- Business" for a discussion of possible cash needs for expansions of the Partnership's RCs. There necessarily can be no assurance that operating results will continue to improve or as to whether or when, or at what levels, any future cash distributions to holders of Units will be made.

     Item 6.   Selected Financial Data.

                                       Years ended December 31,
                              1994       1993      1992      1991       1990
                              ----       ----      ----      ----       ----
                                 (in thousands except per Unit amounts)
Total revenues              $47,333    $44,176    $41,950   $43,101   $29,243
Income (loss) before
    extraordinary charge       $317    ($1,762)   ($6,112) ($23,431)  ($2,466)
Extraordinary charge - early
    extinguishment of debt     $-0-    ($2,917)     $-0-     $-0-       $-0-
Net income (loss)              $317    ($4,679)   ($6,112) ($23,431)  ($2,466)
General Partner's interest
    in net income (loss)         $3       ($47)      ($61)    ($234)     ($25)
Limited partners' interest
    in net income (loss)       $314    ($4,632)   ($6,051) ($23,197)  ($2,441)
Average number of Units
    outstanding              15,285     10,317      8,785     8,785     8,754
Income (loss) per limited
 partner Unit:
    Income (loss) before
    extraordinary charge      $0.02     ($0.17)    ($0.69)   ($2.64)   ($0.28)
     Extraordinary charge     $-0-      ($0.28)     $-0-      $-0-      $-0-
     Net income (loss)        $0.02     ($0.45)    ($0.69)   ($2.64)   ($0.28)
Cash flow from operations
    as adjusted*             $2,446*    $4,285*      $519*     $294*   $4,881*
Total assets               $111,163   $110,480   $109,767  $127,945  $145,684
Long-term obligations       $49,934    $50,707    $59,893   $75,594   $72,456
Partners' equity            $38,612    $38,386    $30,187   $36,299   $59,730
Cash distributions declared:
    Per Unit                  $---       $---       $---      $---     $0.40



     * Cash flow from operations, as adjusted, reflects the
     net  cash  flow  generated by the  operations  of  the
     partnership  for  the indicated periods,  adjusted  as
     described  below. Management fees have  been  deferred
     during periods prior to January 1, 1994, and therefore
     have not been paid from the cash flow from operations.
     The amounts of deferred management fees (in thousands)
     for  the periods covered above were: 1993: $3,516,000;
     1992:   $3,337,000;   1991:   $3,391,000   and   1990:
     $1,615,000. Beginning in January, 1994 management fees
     became  due  and  payable  on  a  current  basis   and
     therefore  reduced cash flows from  operations.   Cash
     flow  from  operations, as adjusted,  is  computed  by
     subtracting  property  and  equipment  additions   and
     principal amortization of Long Term Debt from the "Net
     cash   provided  by  operating  activities"   in   the
     Consolidated  Statements of Cash Flows  and  adjusting
     for  changes  in  accrued revenues and expenses,  net,
     included   therein.   Accordingly,  cash   flow   from
     operations, as adjusted, does not represent cash  flow
     provided   by  operating  activities  as  defined   by
     generally  accepted accounting principles, should  not
     be  considered as an alternative to net income  as  an
     indicator  of the Partnership's operating  performance
     and  is  not indicative of cash available to fund  all
     cash  flow needs.  See "Item 8 -- Financial Statements
     and   Supplementary   Data"  for   the   Partnership's
     Consolidated Statements of Cash Flows.

      Item 7.   Management's Discussion and Analysis of Financial
Condition and Results of Operations.

     Results of Operations.

      Introduction. At December 31, 1994, the Partnership owned nine RCs, all of which were managed by Forum Group. Operating revenues and net operating income (operating revenues less operating expenses and management fees) for the year then ended, were $3,289,000 (8%) and $1,781,000 (24%), respectively, higher than 1993. Combined occupancy at December 31, 1994 was 95%, compared to 94% at December 31, 1993.

      The year ended December 31, 1994 produced net income of $317,000 compared to a net loss of $4,679,000 for 1993. The loss for the year ended December 31, 1993 included an extraordinary charge in the amount of $2,917,000 related to the early extinguishment of debt.

      On March 26, 1992, the Partnership sold the business and substantially all of the assets of The Lafayette/Philadelphia, an RC located in Philadelphia, Pennsylvania ("The Lafayette"), for $17,000,000. Approximately $16,000,000 of the proceeds were used to repay a portion of the indebtedness under the Partnership's then-outstanding Split Coupon Notes.

      The improvement in operating revenues was attributable to improved occupancy rates for the Partnership's RCs during 1994, increases in the amount of revenue generated per occupied unit, and increased provision of ancillary healthcare services. Average occupancy of the Properties for 1994 was 93.8% as compared to average occupancy of 91.1% for 1993, and average revenue per occupied unit for the same periods has improved from $27,156 to $28,190. Because many of the Partnership's operating expenses are fixed, a substantial portion of incremental revenues generated by improvements in occupancy are expected to flow-through to increase the Partnership's net operating income. In light of the large and growing segment of the U.S. population which is 75 years of age and older and the low levels of construction of new RCs and other competitive properties during the 1990's compared to the high levels of RC and other real estate construction and development in the 1980's, management of the Partnership presently expects the recent increases in occupancy levels and billing rates and, therefore, in net operating income, to be sustainable, although there necessarily can be no assurance with respect thereto.

      Management of the Partnership has implemented various systems designed to control and, in some instances, decrease operating expenses. In addition, as discussed below, on December 28, 1993, the Partnership refinanced its long-term indebtedness on terms that reduce the Partnership's overall level of indebtedness and total required debt service payments during the term of the new loan.

      The Partnership has not made any distributions on its Units for 1994, 1993, 1992, and 1991. With the continued improvements in the Partnership's operating results and the completion of the Refinancing in the fourth quarter of 1993, the Partnership expects to continue to have positive cash flow in 1995. There necessarily can be no assurance that operating results will continue to improve or as to whether or when, or at what levels, any distributions will be made. The Board of Directors of the General Partner is continuing to analyze the possible expansion of certain of its RCs as well as other alterations intended to increase the Partnership's levels of operating income. Implementation of this strategy may affect the Partnership's levels of distributable cash, if any. See "Item 1 - Business" for a discussion of opportunities for expansion which the Board of Directors of the General Partner intends to consider.

      Operating Revenues. Operating revenues for the year ended December 31, 1994 increased by $3,289,000 (8%) compared to operating revenues for 1993. This increase is primary attributable to increases in occupancy, residency fees and charges, and increases in the provision of ancillary healthcare services.

      Operating revenues for the year ended December 31, 1993 increased by $2,149,000 (5%) compared to operating revenues for 1992. Operating revenues for the year ended December 31, 1992 included $2,206,000 from the operation of The Lafayette. The remaining change (increase of $4,355,000) is primarily attributable to increases in occupancy, residency fees and charges.

      A  change in the estimate of amounts reimbursable by  third party  payors  from  prior years resulted in the  recognition  of
$210,000  and $379,000 of additional operating revenues for  1994 and 1993, respectively.

     Operating Expenses. Operating expenses, including management fees and depreciation, for the year ended December 31, 1994 increased by $1,643,000 (4%) compared to those combined expenses for the same period of 1993. This increase was principally attributable to changes in occupancy, increased provision of ancillary healthcare services, and normal inflationary increases in other operating expenses, as partially offset by a reduction of $300,000 for the year ended December 31, 1994, due to a reduction in workers' compensation insurance costs.

       Operating expenses, including management fees and depreciation, for the year ended December 31, 1993 decreased by $760,000 (2%) compared to 1992. Those expenses for the year ended December 31, 1992 included $2,286,000 from the operation of The Lafayette. The remaining change (increase of $1,526,000) is primarily attributable to increases in occupancy combined with normal inflationary increases in other operating expenses.

      Pursuant to the terms of the Management Agreement as in effect since the Partnership's formation in 1986, management fees (based on the Partnership's gross operating revenues) payable to Forum Group for all periods prior to 1994 have been deferred. Such fees accruing after January 1, 1994 have not been deferred. The deferred management fees were expensed in the Partnership's statements of operations and reflected on a deferred basis in the Partnership's balance sheets for the relevant periods. Accordingly, except for variations in management fees payable resulting from variations in revenue levels, the current payment of such fees for periods after January 1, 1994 did not affect the Partnership's operating or net income as compared to prior periods, although it did affect the Partnership's cash position.

     Interest Expense.  Total interest expense for the year ended
December 31, 1994 decreased by $722,000 compared to total interest expense for 1993, due primarily to a reduction in the principal amount of long-term debt.

      Total interest expense for the year ended December 31, 1993 decreased by $1,404,000 compared to total interest expense for 1992, also due primarily to a reduction in the principal amount of long-term debt.

     Income Taxes. The Omnibus Budget Reconciliation Act of 1987 provides that certain publicly traded partnerships will be treated as corporations for federal income tax purposes. A grandfather provision delays corporate tax status until 1998 for publicly traded partnerships in existence prior to December 18, 1987. On August 8, 1988, the General Partner was authorized by the limited partners to do all things deemed necessary or desirable to insure that the Partnership is not treated as a corporation for federal income tax purposes. Alternatives available to avoid corporate taxation after 1998 include: (i) selling or otherwise disposing of all or substantially all of the Partnership's assets pursuant to a plan of liquidation, (ii) converting the Partnership into a real estate investment trust or other type of legal entity, and (iii) restructuring the Partnership to qualify as a partnership primarily with passive rental income. While the Partnership presently intends to avoid being taxed as a corporation for federal income tax purposes, there can be no assurance that it will be successful.

     Financial Condition

      Liquidity and Capital Resources. At December 31, 1994, the Partnership had cash and cash equivalents of $5,588,000, accounts receivable of $2,650,000, and current liabilities of $5,164,000. The Partnership believes that it has adequate liquidity to meet its foreseeable working capital requirements.

      The General Partner is continuing to study the possible expansion of certain of the Partnership's properties in an effort to further increase operating income. A preliminary study has identified several attractive expansion opportunities, which could increase the number of living units owned by the Partnership by approximately 30%, for an estimated capital expenditure totaling $25 million. Any expansion would likely modify the uses of, or add capacity to, existing facilities without incurring substantial land acquisition and common area build-out costs. Any significant expansion could require the Partnership to obtain additional financing, modify existing financing and obtain regulatory approvals.

      On December 28, 1993, the Partnership entered into a loan agreement with Nomura for $50,707,000 in new financing. The Nomura Loan bears interest at the rate of 9.93% per annum (including a 0.20% servicing fee), is amortized over a 20-year period and matures on January 1, 2001. The proceeds of the Nomura Loan were used to prepay in full (i) the approximately $9.5 million remaining principal balance of secured debt under a prior bank credit facility which was due to mature on December 31, 1993, and (ii) approximately $34.1 million aggregate principal amount of the Partnership's split coupon first mortgage notes, which were due to mature on June 30, 1996, and to pay related fees and expenses.

      As discussed above, management fees payable to Forum Group for all periods from the formation of the Partnership in 1986 to December 31, 1993 ($15,780,000) were deferred. Management fees for periods after December 31, 1993 are being paid quarterly, in arrears. Deferred management fees are payable to Forum Group out of proceeds of sales and refinancings after making distributions of those proceeds in an amount sufficient to (i) meet limited partners' tax liabilities, (ii) repay limited partners' capital contributions, and (iii) pay a 12% cumulative, simple annual return on limited partners' unrecovered capital contributions. Deferred management fees become immediately due and payable in the event that the Management Agreement is terminated, which may occur under certain conditions including, but not limited to, if Forum Retirement, Inc. is removed as the General Partner and 80% in interest of the limited partners vote to terminate such agreement. The Partnership is unable to determine when or if management fees deferred prior to January 1, 1994 will become payable.

      Operating  activities provided $3,541,000 more cash  during
the   year  ended  December  31,  1994  than  during  1993,   due
principally to improved operating performance and reductions in other accrued revenues and expenses during 1993, net of the above-described difference in the treatment of management fees due the parent of the General Partner.

     Investing activities used $643,000 more cash during the year
ended   December  31,  1994  than  during  1993,  due  to  normal
fluctuations   in  the  timing  of  purchases  of  property   and
equipment.

      Financing activities used $1,822,000 more cash during the year ended December 31, 1994 than during 1993, due principally to the October, 1993 Recapitalization Agreement and the December,
1993 Nomura Loan closing.

      Inflation. Management does not believe that inflation has had a material effect on net income. To the extent possible, increased costs are recovered through increased residency fees and charges.

     Item 8.   Financial Statements and Supplementary Data.

      The following consolidated financial statements are filed under this Item:

                                                           Page(s)
                                                           -------

Independent Auditors' Report                                 14
Consolidated Balance Sheets - December 31, 1994 and 1993     15
Consolidated Statements of Operations -
  Years ended December 31, 1994, 1993 and 1992               16
Consolidated Statements of Partners'
  Equity - Years ended December 31, 1994, 1993 and 1992      17
Consolidated Statements of Cash Flows -
  Years ended December 31, 1994, 1993 and 1992               18
Notes to Consolidated Financial Statements                19 - 22


Independent Auditors' Report


The Partners
Forum Retirement Partners, L.P.:

We have audited the accompanying consolidated balance sheets of Forum Retirement Partners, L.P. and subsidiary partnership as of December 31, 1994 and 1993 and the related consolidated statements of operations, partners' equity and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forum Retirement Partners, L.P. and subsidiary partnership as of December 31, 1994 and 1993 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles.



/s/KPMG Peat Marwick, L.L.P.

KPMG Peat Marwick LLP
Indianapolis, Indiana
February 6, 1995

                 FORUM RETIREMENT PARTNERS, L.P.
                   AND SUBSIDIARY PARTNERSHIP

                   Consolidated Balance Sheets

                   December 31, 1994 and 1993

                         (in thousands)


        Assets                                      1994      1993
        ------                                      ----      ----

Property and equipment:
 Land                                          $   14,758    14,572
 Buildings                                         97,918    96,473
 Furniture and equipment                            8,174     7,739
                                                   ------    ------
                                                  120,850   118,784
 Less accumulated depreciation                     24,000    20,519
                                                  -------   -------
     Net property and equipment                    96,850    98,265

Cash and cash equivalents                           5,588    4,700
Accounts receivable, less allowance for doubtful
 accounts of $208 and $126                          2,650    2,274
Restricted cash                                     2,625    1,719
Deferred financing costs, net of accumulated
 amortization of $352 in 1994                       2,152    2,339
Other assets                                        1,298    1,183
                                                  -------   ------
                                               $  111,163  110,480
                                                  =======  =======

   Liabilities and Partners' Equity
   --------------------------------

Long-term debt, including $927 and $773 due
 within one year                                   49,934   50,707
Accounts payable and accrued expenses               3,969    3,402
Management fees and amounts due to parent
  of general partner                                1,195      638
Deferred management fees due to parent of
  general partner                                  15,780   15,780
Resident deposits                                   1,445    1,341
                                                   ------   ------
     Total liabilities                             72,323   71,868
                                                   ------   ------

General partner's equity in
  subsidiary partnership                              228      226
                                                   ------   ------
Partners' equity:
 General partner                                      492      490
 Limited partners (15,285 units issued
   and outstanding)                                38,120   37,896
                                                   ------   ------

     Total partners' equity                        38,612   38,386
                                                   ------   ------

                                                $ 111,163  110,480
                                                  =======  =======

          See accompanying Notes to Consolidated Financial Statements.

                 FORUM RETIREMENT PARTNERS, L.P.
                   AND SUBSIDIARY PARTNERSHIP

              Consolidated Statements of Operations

          Years ended December 31, 1994, 1993 and 1992

             (in thousands except per unit amounts)

                                           1994      1993      1992
                                           ----      ----      ----
Revenues:
 Operating revenues                     $ 47,086    43,797    41,648
 Other income                                247       379       302
                                          ------    ------    ------
      Total revenues                      47,333    44,176    41,950
                                          ------    ------    ------

Costs and expenses:
 Operating expenses                       34,226    32,969    33,873
 Management fees to parent of
   general partner                         3,767     3,516     3,337
 Litigation                                  146       -         -
 Depreciation                              3,491     3,356     3,391
 Interest, including amounts to
   parent of general partner of
   $38, $50 and $68                        5,384     6,106     7,510
                                          ------    ------    ------
      Total costs and expenses            47,014    45,947    48,111

      Income (loss) before general
       partner's interest in income
       (loss) of subsidiary partnership
       and extraordinary charge              319    (1,771)   (6,161)

General partner's interest in income
 (loss) of subsidiary partnership              2        (9)      (49)
                                          ------    -------   -------

      Income (loss) before
       extraordinary charge                  317    (1,762)   (6,112)

Extraordinary charge - early
 extinguishment of debt                      -       2,917       -
                                          ------    ------    -------
      Net income (loss)                      317    (4,679)   (6,112)

General partner's interest in
 net income (loss)                             3       (47)      (61)
                                          ------    -------   -------
Limited partners' interest in
 net income (loss)                    $      314    (4,632)   (6,051)
                                          ======    =======   =======

Average number of limited partner
 units outstanding                        15,285    10,317     8,785
                                          ======    ======    ======

Income (loss) per limited
 partner unit:
  Income (loss) before
  extraordinary charge                $    0.02     (0.17)    (0.69)
 Extraordinary charge                       -       (0.28)      -
                                          ------    ------    ------
      Net income (loss)               $    0.02     (0.45)    (0.69)
                                          ======    ======    ======


           See accompanying Notes to Consolidated Financial Statements.

                 FORUM RETIREMENT PARTNERS, L.P.
                   AND SUBSIDIARY PARTNERSHIP

           Consolidated Statements of Partners' Equity

          Years ended December 31, 1994, 1993 and 1992

                         (in thousands)

                                                General   Limited
                                                partner   partners
                                                -------   --------
Balances at January 1, 1992                   $    470     35,829

 Net loss                                          (61)    (6,051)
                                                -------   -------

Balances at December 31, 1992                      409     29,778

 Capital contributions from issuance of
   6,500 units, net of offering costs of $253      128     12,750

 Net loss                                          (47)    (4,632)
                                                -------   -------
Balances at December 31, 1993                      490     37,896

 Offering costs                                     (1)       (90)

 Net income                                          3        314
                                                -------   -------
Balances at December 31, 1994                 $    492     38,120
                                                =======   =======


Accumulated balances:
 Capital contributions                           1,173    116,279
 Offering costs                                     (4)    (6,715)
 Cash distributions                               (255)   (29,679)
 Accumulated losses                               (422)   (41,765)
                                                -------   -------
Balances at December 31, 1994                 $    492     38,120


      See accompanying Notes to Consolidated Financial Statements.

                 FORUM RETIREMENT PARTNERS, L.P.
                   AND SUBSIDIARY PARTNERSHIP

              Consolidated Statements of Cash Flows

          Years ended December 31, 1994, 1993 and 1992

                         (in thousands)

                                               1994      1993      1992
                                               ----      ----      ----
Cash flows from operating activities:
 Net income (loss)                         $    317    (4,679)   (6,112)
 Adjustments to reconcile net
   income (loss) to net cash provided
   by operating activities:
      Depreciation of property
        and equipment                         3,491     3,356     3,391
      Amortization of deferred
        financing costs                         352       479       339
      Amortization of discount on
        long-term debt                          -         -       1,433
      Extraordinary charge                      -       2,917       -
      Deferred management fees due
        to parent of general partner            -       3,516     3,337
      Management fees due to parent
        of general partner                      981       -         -
      Accrued revenues and expenses, net       (207)   (4,210)    1,125
      Other                                     107       121      (172)
                                              ------   ------     ------
     Net cash provided by
      operating activities                    5,041     1,500     3,341
                                              ------   ------     ------

Cash flows from investing activities:
 Additions to property and equipment         (1,853)   (1,210)     (813)
 Proceeds from sale of retirement community     -         -      16,695
                                             ------    ------    ------
     Net cash provided (used) by
        investing activities                 (1,853)   (1,210)   15,882
                                             ------    ------    ------

Cash flows from financing activities:
 Reduction of long-term debt                   (949)  (59,260)  (17,134)
 Proceeds from long-term debt                    -     50,707      -
 Yield maintenance premium and other
   expenses in connection with refinancing       -     (2,602)     -
 Deferred financing costs                      (293)   (2,436)      (95)
 Capital contributions                           -     13,131      -
 Offering costs                                (152)     (192)     -
 Net decrease (increase) in restricted cash    (906)      174       843
                                             -------   -------   -------
     Net cash used by financing activities   (2,300)     (478)  (16,386)
                                             =======   =======  =======
Net increase (decrease) in cash
  and cash equivalents                          888      (188)    2,837

Cash and cash equivalents at
 beginning of year                            4,700     4,888     2,051
                                             ------    -------  -------
Cash and cash equivalents at end of year    $ 5,588     4,700     4,888
                                             ======    =======  =======


        See accompanying Notes to Consolidated Financial Statements.

                 FORUM RETIREMENT PARTNERS, L.P.
                   AND SUBSIDIARY PARTNERSHIP

           Notes to Consolidated Financial Statements


(1) Summary of Significant Accounting Policies

   Organization

   Forum Retirement Partners, L.P. and a subsidiary partnership (the "Partnership") own nine retirement communities ("RCs") which were acquired from Forum Group, Inc. ("Forum Group"). Forum Group was engaged to manage, and continues to manage, the RCs for the Partnership.

   The general partner of the Partnership, a wholly owned subsidiary of Forum Group, receives 1% of all distributions of net cash flow until the limited partners receive cumulative distributions equal to a 12% cumulative annual return on the initial offering price. Thereafter, the general partner is to receive 30% of all distributions of net cash flow. Forum Group owned 62.1% of the Partnership at December 31, 1994.

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

   To facilitate the refinancing of its long-term debt, the Partnership and Forum Group entered into a Recapitalization Agreement (the "Recapitalization Agreement") in October 1993, which provided for, among other things, an immediate infusion of $13 million of equity into the Partnership by a wholly-owned subsidiary of Forum Group. The Partnership applied the $13 million of proceeds to the partial prepayment of the outstanding principal balance of the secured bank credit agreement that was to mature on December 31, 1993. To repay the remaining amount due on the secured bank credit agreement and other indebtedness of the Partnership, on December 28, 1993, the Partnership obtained $50.7 million in new mortgage financing (see note 3).

   In order that the other limited partners' interests are not diluted as a result of the Recapitalization Agreement, in
   January 1994, the Partnership offered all of the other limited partners the right to purchase 0.74 of a Partnership unit for each unit owned on October 18, 1993, at $2.00 per unit. Proceeds from the exercise of these rights were used to repurchase 1,994,189 units from the wholly owned subsidiary of Forum Group at $2.00 per unit. The Partnership incurred costs of $91,000 and $253,000 in 1994 and 1993, respectively, as a result of the offering.

   Principles of Consolidation

   The consolidated financial statements include the accounts of the Partnership and its affiliated operating partnership in which the Partnership has a 99% limited partner's interest and the general partner of the Partnership owns the remaining 1% interest. The effects of all significant intercompany accounts and transactions have been eliminated in consolidation.

   Property and Equipment

   Property  and equipment are carried at cost.  Depreciation  is computed on the straight-line method at rates calculated to amortize the costs over the estimated useful lives of the related assets. The Partnership records a provision for value impairment whenever the estimated future cash flows from the property's operations or projected sale are less than the property's net carrying value.

   Deferred Costs

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

   Operating revenues include amounts estimated by management to be reimbursable by Medicare, Medicaid and other cost-based programs. Cost-based reimbursements are subject to audit by agencies administering the programs, and provisions are made for potential adjustments that may result. To the extent those provisions vary from settlements, revenues are charged or credited when the adjustments become final. A change in the estimate of amounts reimbursable by third party payors from prior years resulted in the recognition of $210,000 and $379,000 of additional operating revenues for 1994 and 1993, respectively.

   Income Taxes

   As partnerships, the allocated share of income or loss for the year is includable in the income tax returns of the partners; accordingly, income taxes are not reflected in the accompanying consolidated financial statements.

   The tax basis of the Partnership's assets are approximately $12,000,000 less than the basis reported for financial statement purposes, primarily due to the carryover tax basis of the affiliated operating partnerships and differences in tax reporting methods.

   Per Unit Data

   The net income (loss) per unit is based on the limited partners' interest in the net income (loss) divided by the average number of limited partner units outstanding.

   Reclassifications

   Certain amounts in the 1993 financial statements have been reclassified to conform with the 1994 presentation.

(2) Cash

   Restricted cash includes required property, working capital and other reserves amounting to $1,434,000 and $612,000 at December 31, 1994 and 1993, respectively, and residents' deposits of $1,191,000 and $1,107,000 at December 31, 1994 and 1993, respectively.

   Cash and cash equivalents include cash and highly liquid investments with a maturity of three months or less.

(3) Long-term Debt

   On December 28, 1993, the Partnership entered into a new mortgage loan agreement for $50,707,000, and the proceeds were used to retire the split coupon mortgage notes and the bank credit facility and to pay the related fees, yield maintenance premium and expenses. The new loan requires monthly payments of principal (based on a 20-year amortization) and interest at 9.93% (assuming servicing costs of 0.20%) to maturity on January 1, 2001. The loan agreement prohibits prepayment for three years and requires payment of a yield maintenance premium, as defined, if prepaid thereafter. Additional principal payments are required if the debt service coverage ratio, as defined, is below specified levels. The loan is secured by all of the
   Partnership's RCs. Scheduled principal payments on the mortgage loan as of December 31, 1994 are $927,000 in 1995, $1,023,000 in 1996, $1,129,000 in 1997, $1,247,000 in 1998
   and $1,376,000 in 1999.

   The prepayment of the split coupon mortgage notes required a yield maintenance premium of $2,142,000 which is included in extraordinary charge in the accompanying consolidated statements of operations. The split coupon mortgage notes included a prohibition of cash distributions and required the maintenance of cash escrow and reserve funds. Base interest rates ranged from 7.75% to 9.25%, payable monthly, and additional interest rates ranged from 2.25% to 3.00%, payable monthly from net operating cash flow for the previous month, as defined, or upon maturity on June 30, 1996, for an effective rate of 11.46% through December 28, 1993. Prior to a restructuring in 1992, the split coupon mortgage notes had an effective interest rate of 11.75%. Interest payments of $255,000 were due monthly at 6% per annum through July 1992, with principal and interest payments of $527,000 due monthly at 11.75% thereafter to maturity on July 1, 1996.

   Interest under the bank credit facility was payable quarterly through March 1993, and monthly thereafter, at the bank's reference rate plus 2%.

   Amounts due to parent of general partner include long-term debt of $457,000 and $632,000 at December 31, 1994 and 1993, respectively, with a blended interest rate of 7.2% and maturities in varying amounts through January 31, 2004.

   Interest  paid during 1994, 1993 and 1992 totaled  $4,679,000,
   $5,872,000 and $6,732,000, respectively.

(4) Commitments and Contingencies

   In connection with the formation of the Partnership, the Partnership entered into a long-term management agreement with Forum Group which requires fees of 8% of gross operating revenues. Through December 31, 1993, the agreement provided for the deferral of the payment of the fees if net cash flow was not adequate to make certain distributions to limited partners. Since cash flow was not adequate to make the distributions, the $15,780,000 of management fees earned since formation of the Partnership through December 31, 1993 was deferred. The Partnership also reimbursed Forum Group for general and administrative costs incurred on behalf of the Partnership, which amounted to $180,000 in 1994 and 1993 and $176,000 in 1992.

   On January 24, 1994, the Russell F. Knapp Revocable Trust (the "Plaintiff"), filed a complaint (the "Complaint") in the United States District Court for the Northern District of Iowa against the Partnership's general partner alleging breach of the partnership agreement, breach of fiduciary duty, fraud and civil conspiracy. The Complaint alleges, among other things, that the Plaintiff holds a substantial number of Units, that the Board of Directors of the general partner is not comprised of a majority of independent directors, as allegedly required by the partnership agreement and as represented in the 1986 Prospectus for the Partnership's initial public offering, and that the general partner's Board of Directors has approved and/or acquiesced to 8% management fees being charged by Forum Group under the management agreement. The Complaint further alleges that the "industry standard" for such fees is 4% thereby resulting in an "overcharge" to the Partnership estimated by the Plaintiff at $1.8 million per annum, beginning in 1994. The Plaintiff is seeking the restoration of certain former directors to the Board of Directors of the general partner and the removal of certain other directors from that Board, an injunction prohibiting the payment of 8% management fees and unspecified compensatory and punitive damages. The general partner intends to vigorously defend against this litigation. The Partnership, in accordance with the management agreement, reimbursed the general partner for $146,000 of litigation costs relating to this claim in 1994.

(5) Employee Benefit Plan

   Effective April 1, 1993, Forum Group established a defined contribution profit sharing plan, including features under
   Section 401(k) of the Internal Revenue Code, which will provide retirement benefits to its eligible employees. The Partnership contributes to the plan for participants employed at the RCs.

   The Partnership has expensed $43,000 and $34,000 in 1994 and 1993, respectively, relating to its portion of employee contributions under this plan.

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



     Name, Principal Occupation                 Served
     and Business Experience                    Since          Age
     --------------------------                 ------         ---
     Directors:

     Donald J. McNamara                         1993            41
      Chairman of the Board  and
      President  of the  General
      Partner; Chairman and  Co-
      Chief Executive Officer of
      The  Hampstead Group since
      1988;   director   of   La
      Quinta  Motor  Inns,  Inc.
      since 1992.


     John F. Sexton                             1993            62
      Chairman,   Evans-McKinsey
      Company,    since    1993,
      theretofore  Senior   Vice
      President   of    Finance,
      Lomas            Financial
      Corporation since prior to
      1989;  director of  Turtle
      Creek  National Bank since
      prior to 1989; director of
      Forecast Homes since 1992;
      director    of   Americana
      Hotels  and  Realty  Corp.
      since prior to 1989.


     James C. Leslie                            1993            38
      Executive Vice President -
      Financial   Services   and
      director  of The  Staubach
      Company  since  1992   and
      director  since  prior  to
      1989;    President     and
      director    of   Wolverine
      Holding   Company    since
      prior to 1989; director of
      Columbus   Realty    Trust
      since 1993.

     Non-Director Officers:

     Paul A. Shively                            1986            52
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

      Messrs. Sexton and Leslie are compensated for all services as a director at the rate of $18,000 per year, payable quarterly in advance, plus $1,500 for each board or committee meeting attended in person and $1,000 per meeting attended telephonically. Mr. McNamara is compensated for all services as a director at the rate of $15,000 per year, payable quarterly in advance.

      In addition to amounts payable to Forum Group under the Management Agreement, Forum Group and the General Partner are entitled to the reimbursement of various amounts and to indemnification for certain costs and losses under the Management Agreement and the Partnership Agreement.

      Item 12. Security Ownership of Certain Beneficial Owners and Management.

      (a) Security Ownership of Certain Beneficial Owners. The following table shows the numbers and percentages of Units owned beneficially on January 6, 1995, by any person known to the
Partnership  to be the beneficial owner of more than  5%  of  the issued and outstanding Units. Each person has sole voting and investment power as to the Units beneficially owned by that person. In addition to the Units beneficially owned by it, Forum Group beneficially owns the General Partner's 1% general partnership interest.

                                                      Units
                                                      -----
                                            Amount and
           Name and                         Nature of        Percent
           Address of                       Beneficial         of
           Beneficial Owner                 Ownership         Total
           ----------------                 ----------       -------
           Forum Group, Inc.                9,427,791         61.7%
           8900 Keystone Crossing,
           Suite 200
           Post Office Box 40498
           Indianapolis, Indiana
           46240-0498

           Russell F. Knapp Family Group      846,306          5.5%
           1300 13th Street N.W.
           Cedar Rapids, Iowa   52405


      None of the directors or officers of the General Partner beneficially owns any Units, except insofar as they may be deemed beneficially to own Units owned by Forum or its affiliates.

     Changes in Control. There are no arrangements, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership. See "Item 1 -- Business" in respect to the Recapitalization Agreement and related transactions.


     Item 13.  Certain Relationships and Related Transactions.

       Apart from (i) the transactions contemplated by the Management Agreement and the Recapitalization Agreement, and (ii) the reimbursement to Forum Group for direct expenses incurred on behalf of the Partnership and office expenses, salaries, compensation expenses, administrative expenses, and other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership (totaling $180,000 for the Partnership's last fiscal year), there is no transaction, or series of similar transactions, since the beginning of the Partnership's last fiscal year, or any currently proposed transaction, or series of similar transactions, to which the Partnership or any of its affiliated operating partnerships was or is to be party, in which the amount involved exceeds $60,000 and in which (i) any director or executive officer of the General Partner or Forum Group, (ii) any nominee for election as a director of the General Partner or Forum Group, (iii) any security holder known to the registrant to own of record or beneficially more than 5% of any class of the registrant's voting securities, or (iv) any member of the immediate family of any of the foregoing persons, had, or will have, a direct or indirect material interest. At December 31, 1993 and 1994, deferred management fees due Forum Group under the Management Agreement totaled approximately $15,780,000. See "Item 1 - Partnership Recapitalization" and Item 7 of Part I of this Report for a discussion of the Management Agreement between the Partnership and Forum Group.

                             PART IV

      Item  14.   Exhibits,  Financial Statement  Schedules,  and
Reports on Form 8-K.

           (a) Documents Filed as Part of Report. The following documents are filed as a part of this report:

          1.   Financial statements:

           The following consolidated financial statements of the Partnership and its affiliated operating partnership are filed under Item 8 of this report:

                                                            Page(s)
                                                            -------
Independent Auditors' Report                                  14
Consolidated Balance Sheets - December 31, 1994 and 1993      15
Consolidated Statements of Operations
  Years ended December 31, 1994, 1993 and 1992                16
Consolidated Statements of Partners' Equity
  Years ended December 31, 1994, 1993 and 1992                17
Consolidated Statements of Cash Flows -
  Years ended December 31, 1994, 1993 and 1992                18
Notes to Consolidated Financial Statements                 19 -- 22


          2.   Financial statement schedules:

           The following other financial statements and financial statement schedules are filed pursuant to this item:

                                                            Page(s)
                                                            -------
Independent Auditors' Report                                 F-1
Schedule VIII - Valuation and Qualifying Accounts            F-2


           All other schedules for which provision is made in Regulation S-X are not required under the related instructions or are inapplicable, and have therefore been omitted.


          3.   Exhibits:
                                                              Page
                                                              ----
Exhibit 2(1):  Option Agreement (MLP), dated
December 29, 1986, by and among Forum Group,
the Partnership and Operations (incorporated by
reference to Exhibit 2(1) to Registration Statement
Number 33-71498 dated November 10, 1993
(the "1993 Form S-2"))                                         N/A

Exhibit 2(2):  Recapitalization Agreement, dated
October 6, 1993, between Forum Group and the
Partnership (incorporated by reference to Exhibit
10(1) to Partnership Current Report on Form 8-K,
dated October 12, 1993 (the "October 1993 Form 8-K"))          N/A

Exhibit 2(3):  Letter Agreement, dated December 14,
1993, by and among Forum Group, Forum A/H and the
Partnership (incorporated by reference to Exhibit 2(3)
of Amendment No. 1 to the 1993 Form S-2, dated
December 21, 1993 ("1993 Amendment No. 1"))                    N/A

Exhibit 4(1):  Amended and Restated Agreement
of Limited Partnership, dated as of December 29,
1986, of the Partnership, as amended
(incorporated by reference to Exhibit 4(1) to the
1993 Form S-2)                                                 N/A

Exhibit 10(1):  Management Agreement (MLP),
dated as of December 31, 1986, by and among the
Partnership, Forum Retirement Operations, L.P.,
Forum Health Partners I-A, L.P., Foulk Manor
Associates, L.P. and Forum Group (the "Management
Agreement") (incorporated by reference to Exhibit
10(1) to the 1993 Form S-2)                                    N/A

Exhibit 10(2):  First Amendment to Management
Agreement, dated as of September 20, 1986 (incorporated
by reference to Exhibit 10(2) to the 1993 Form S-2)            N/A

Exhibit 10(3):  Second Amendment to Management
Agreement, dated as of September 20, 1989 (incorporated
by reference to Exhibit 10(3) to the 1993 Form S-2)            N/A

Exhibit 10(4):  Third Amendment to Management
Agreement, dated as of May 27, 1992 (incorporated by
reference to Exhibit 10(4) to the 1993 Form S-2)               N/A

Exhibit 10(5) Fourth Amendment to Management
Agreement, dated as of November 9, 1993 (incorporated
by reference to Exhibit 10(5) to the 1993 Form S-2)            N/A

Exhibit 10(6):  Depositary Agreement, dated
as of December 29, 1986, by and among the Partnership,
the General Partner, limited partners and assignees
holding depository receipts and Manufacturers Hanover
Trust Company ("Manufacturers") (incorporated
by reference to Exhibit 10(6) to the 1993 Form S-2)            N/A

Exhibit 10(7):  Assignment of Depositary Agreement
from Manufacturers to American Stock & Trust
Company, dated January 1, 1992 (incorporated by
reference to Exhibit 10(7) of Amendment No. 2
to the 1993 Form S-2, dated January 5, 1994
("1993 Amendment No. 2")                                       N/A

Exhibit 10(8):  Loan Agreement, dated as of December 28,
1993, by and among FRP Financing Limited, L.P., Nomura
Asset Capital Corporation and Bankers Trust Company
(incorporated by reference to Exhibit 10(8) to 1993
Amendment No. 2)                                               N/A

Exhibit 22:  Subsidiaries of the Partnership                   E-1

Exhibit 28(1):  Prospectus dated January 10, 1994,
as supplemented on February 3, 1994, relating to a
subscription offering by  the Partnership filed with
the Commission as part of Registration Statement
Number 33-71498 on November 10, 1993, as
amended in Part I.                                             N/A


Reports on Form 8-K. No reports on Form 8-K were filed by the Partnership during the last quarter of the fiscal year covered by this report.

                               SIGNATURES
                               ----------

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

                              FORUM RETIREMENT PARTNERS, L.P.,
                                   a Delaware limited partnership

                              By:  Forum Retirement, Inc.,
                                     General Partner



                                    By:/s/Paul A. Shively
                                       ----------------------------
                                       Paul A. Shively, Vice President
                                        and Treasurer

     Date:  March 16, 1995


                        POWER OF ATTORNEY
                        -----------------

      Each person whose signature appears below hereby authorizes Paul A. Shively to file one or more amendments to this report, which amendments may make changes in this report as any of them deems appropriate, and each person whose signature appears below hereby appoints Paul A. Shively as attorney-in-fact to execute in his name and on his behalf individually, and in each capacity stated below, any amendments to this report.

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

           Signature               Title              Date
           ---------               -----              ----

(1)  Principal Executive Financial
     and Accounting Officer of
     General Partner:


/s/Paul A. Shively              Vice President,       March 16, 1995
- ----------------------------    Treasurer and Chief
     Paul A. Shively            Financial Officer

(2)  A Majority of the Board of
     Directors of General Partner:


/s/Donald J. McNamara           Director              March 16, 1995
- ----------------------------
     Donald J. McNamara


/s/James C. Leslie              Director              March 16, 1995
- ----------------------------
     James C. Leslie



/s/John F. Sexton               Director              March 16, 1995
- ----------------------------
     John F. Sexton

Independent Auditors' Report


The Partners
Forum Retirement Partners, L.P.:

Under date of February 6, 1995, we reported on the consolidated balance sheets of Forum Retirement Partners, L.P. and subsidiary partnership as of December 31, 1994 and 1993 and the related consolidated statements of operations, partners' equity and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/KPMG Peat Marwick, L.L.P.

KPMG Peat Marwick LLP
Indianapolis, Indiana
February 6, 1995


                                             SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                     FORUM RETIREMENT PARTNERS, L.P. AND, SUBSIDIARY PARTNERSHIP
 -----------------------------------|-----------------|--------------------------------------|---------------------|--------------
               COL. A               |     COL. B      |                COL. C                |       COL. D        |  COL. E
 -----------------------------------|-----------------|--------------------------------------|---------------------|--------------
                                    |                 |              Additions               |                     |
                                    |                 |-----------------|--------------------|                     |
                                    |                 |       (1)       |                    |                     |
                                    |     Balance     |   Charged to    |   Charged to       |                     |  Balance
                                    |  at Beginning   |    Costs and    |Other Accounts -    |    Deductions -     |  at End
             Description            |    of Period    |    Expenses     |    Describe        |      Describe       | of Period
 -----------------------------------|-----------------|-----------------|--------------------|---------------------|--------------

                                                                   (In Thousands)
 Year ended December 31, 1994:
   Deducted from asset accounts:
     Allowance for doubtful accounts
       receivable                                $126              $147               $0                   $65  (1)          $208
                                     ================= ================= ================     =================      =============

 Year ended December 31, 1993:
   Deducted from asset accounts:
     Allowance for doubtful accounts
       receivable                                 $86              $226               $0                  $186  (1)          $126
                                     ================= ================= ================     =================      =============

 Year ended December 31, 1992:
   Deducted from asset accounts:
     Allowance for doubtful accounts
       receivable                                $183              $138               $0                  $235  (1)           $86
                                     ================= ================= ================     =================      =============

 Note 1 - Uncollectible accounts receivable charged off, less recoveries and contractual adjustments of revenues.
