Form 10-Q
period 1995-03-31
FORUM RETIREMENT PARTNERS L P
filed 1995-05-15
CIK 804752

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the
                    Securities Exchange Act of 1934


For Quarter Ended March 31, 1995          Commission File Number 1-9302

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







                   There are 11 pages in this report.

                                    INDEX

        FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP


PART I. FINANCIAL INFORMATION                                      PAGE
- -----------------------------
Item 1.   Financial Statements (Without Audit)

          Condensed consolidated balance sheets --
          March 31, 1995 and December 31, 1994                        3

          Condensed consolidated statements of operations --
          Three months ended March 31, 1995 and 1994                  4

          Consolidated statement of partners' equity                  5

          Condensed consolidated statements of cash flows --
          Three months ended March 31, 1995 and 1994                  6

          Notes to condensed consolidated financial statements --
          March 31, 1995                                              7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         8

PART II. OTHER INFORMATION
- --------------------------
Item 1.   Legal Proceedings                                          10

Item 6.   Exhibits and Reports on Form 8-K                           10

SIGNATURES                                                           11
- ----------

                        PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                         ----------------------------
          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    March 31,    December 31,
                                                      1995           1994
                                                  -------------  ------------
                                                 (Without Audit)    (Note)
                                 ASSETS                 (in thousands)
Property and equipment:
  Land                                            $    14,771    $    14,758
  Buildings                                            98,114         97,918
  Furniture and equipment                               8,258          8,174
                                                  -----------    -----------
                                                      121,143        120,850
  Less accumulated depreciation                        24,885         24,000
                                                  -----------    -----------
  NET PROPERTY AND EQUIPMENT                           96,258         96,850

Cash and cash equivalents                               6,599          5,588
Accounts receivable, less allowances for doubtful
  accounts of $260 and $208                             2,898          2,650
Restricted cash                                         2,380          2,625
Deferred costs, net of accumulated amortization
  of $442 and $352                                      2,067          2,152
Other assets                                              778          1,298
                                                  -----------    -----------
  TOTAL ASSETS                                    $   110,980    $   111,163
                                                  ===========    ===========

                       LIABILITIES AND PARTNERS' EQUITY

Long-term debt, including $950 and $927 due
  within one year                                 $    49,711    $    49,934
Accounts payable and accrued expenses                   3,756          3,969
Management fees and amounts due to parent
  of general partner                                    1,439          1,195
Deferred management fees due to parent of
  general partner                                      15,780         15,780
Resident deposits                                       1,448          1,445
                                                  -----------    -----------
  TOTAL LIABILITIES                                    72,134         72,323
                                                  -----------    -----------
General partner's equity in subsidiary
  partnership                                             228            228
                                                  -----------    -----------
Partners' equity:
  General partner                                         492            492
  Limited partners (15,285 units issued and
    outstanding)                                       38,126         38,120
                                                  -----------    -----------
  TOTAL PARTNERS' EQUITY                               38,618         38,612
                                                  -----------    -----------
                                                  $   110,980    $   111,163
                                                  ===========    ===========



SEE Notes to Condensed Consolidated Financial Statements.

         FORUM RETIREMENT PARTNERS, L.P., AND SUBSIDIARY PARTNERSHIP
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Without Audit)
                                                    Three Months Ended
                                                          March 31,
                                                    ---------------------
                                                     1995           1994
                                                    ------         ------
                                                     (in thousands except
                                                      per unit amounts)

Revenues:
  Routine                                         $   10,621     $   10,189
  Ancillary                                            1,467          1,086
  Other income                                            72             47
                                                  ----------     ----------
  TOTAL REVENUES                                      12,160         11,322
                                                  ----------     ----------
Costs and expenses:
  Routine expenses                                     7,604          7,028
  Ancillary costs                                      1,202            897
  Management fees to parent of general partner           966            904
  General and administrative                             125            197
  Litigation                                              39             22
  Depreciation                                           885            856
  Interest, including amounts to parent of
    general partner of $8 and $11                      1,333          1,348
                                                  ----------     ----------
TOTAL COSTS AND EXPENSES                              12,154         11,252
                                                  ----------     ----------
Income before general partner's interest
  in income of subsidiary partnership                      6             70

General partner's interest in income of
  subsidiary partnership                                   0              0
                                                  ----------     ----------
  NET INCOME                                               6             70

General partner's interest in net income                   0              1
                                                  ----------     ----------
Limited partners' interest in net income          $        6     $       69
                                                  ==========     ==========
Average number of units outstanding                   15,285         15,285
                                                  ==========     ==========
Net income per unit                               $     0.00     $     0.00
                                                  ==========     ==========





SEE Notes to Condensed Consolidated Financial Statements.

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                  CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                      Three Months Ended March 31, 1995
                               (Without Audit)

                                             General          Limited
                                             Partner          Partners
                                             -------          --------
                                                  (in thousands)

Balance at January 1, 1995                   $   492          $38,120

  Net income                                       0                6
                                             -------          -------
Balance at March 31, 1995                    $   492          $38,126
                                             =======          =======





SEE Notes to Condensed Consolidated Financial Statements.

        FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Without Audit)
                                                      Three Months Ended
                                                           March 31,
                                                   -------------------------
                                                      1995           1994
                                                   ----------     ----------
                                                        (in thousands)

Cash flows from operating activities:
  Net income                                       $        6     $       70
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation of property and equipment                885            856
    Amortization of deferred financing costs               90             86
    Accrued management fees currently due to
      parent of general partner                           (15)           904
    Other accrued revenues and expenses, net              361             77
                                                   ----------     ----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES             1,327          1,993
                                                   ----------     ----------
Cash flows from investing activities:
    Additions to property and equipment                  (293)          (203)
                                                   ----------     ----------
  NET CASH USED BY INVESTING ACTIVITIES                  (293)          (203)
                                                   ----------     ----------
Cash flows from financing activities:
    Reduction of long-term debt                          (223)          (136)
    Net decrease (increase) in restricted cash            248           (668)
    Payment on note payable to parent of
      general partner                                     (43)           (66)
    Deferred loan costs                                    (5)          (107)
    Other                                                   0            (12)
                                                   ----------     ----------
  NET CASH USED BY FINANCING ACTIVITIES                   (23)          (989)
                                                   ----------     ----------
Net increase in cash and cash equivalents               1,011            801

Cash and cash equivalents at beginning of period        5,588          4,700
                                                   ----------     ----------
Cash and cash equivalents at end of period         $    6,599     $    5,501
                                                   ==========     ==========



SEE Notes to Condensed Consolidated Financial Statements.

       FORUM RETIREMENT PARTNERS, L.P., AND SUBSIDIARY PARTNERSHIP
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Without Audit)
                                March 31, 1995


Note A - Basis of Presentation
- ------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements of Forum Retirement Partners, L.P. (the "Partnership"), as of and for the year ended December 31, 1994, and the footnotes thereto, included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 10-K").

Note B - General Partner's Interest in Subsidiary Partnership
- -------------------------------------------------------------
Forum Retirement, Inc., a wholly-owned subsidiary of Forum Group, Inc. ("Forum Group"), is the general partner of the Partnership (the "General Partner") and owns a one percent interest in the Partnership and in a subsidiary operating partnership in which the Partnership owns a ninety-nine percent interest. The General Partner's interest in the subsidiary operating partnership is reflected in the statements of operations as a reduction of the income or loss of the Partnership. The Partnership is a 62.1% owned subsidiary of Forum Group.

         FORUM RETIREMENT PARTNERS, L.P., AND SUBSIDIARY PARTNERSHIP
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                March 31, 1995

Results Of Operations
- ---------------------
Net operating results reported for the Partnership for the first three months of the current year were slightly below those for the same three-month period of 1994. The actual performance for the Partnership was significantly ahead of the prior year, but a $190,000 unfavorable adjustment in amounts previously estimated to be reimbursable by Medicare in the prior year was recorded in the current quarter and a favorable adjustment to workers' compensation insurance costs of $360,000 was recorded in the same quarter last year for estimates of costs incurred in the previous year.

As of March 31, 1995 and 1994, the Partnership owned nine retirement communities ("RCs"), all of which were managed by Forum Group. A comparison of operating revenues, operating expenses and net operating income, as adjusted for the non-recurring amounts discussed above, for the nine RCs owned by the Partnership is as follows:

                                      Three Months Ended March 31,
                                  -----------------------------------
                                    1995 *        1994 *       Change
                                  -------       -------        ------
                                        (dollars in thousands)

     RC operating revenues *      $12,278       $11,227        +   9%
     RC operating expenses *        8,806         8,285        +   6%
     RC management fees               966           904        +   7%
                                  -------       -------
        Net operating income *    $ 2,506       $ 2,038        +  23%
                                  =======       =======

     *As adjusted for non-recurring amounts

Current adjusted operating revenues of $12,278,000 were ahead of budget and increased 9% over operating revenues for the same period last year. Current adjusted operating expenses increased 6% over operating expenses for the same period last year, primarily attributable to increases in occupancy, additional ancillary services, and normal inflationary and operational increases in other operating expenses. Current adjusted net operating income (RC operating revenues less RC operating expenses and management fees) of $2,506,000 was on budget and 23% ahead of net operating income for the same period last year.

Combined average occupancy for the three months ended March 31, 1995 of 94.5% increased by 1.2% compared to the same period of 1994, and the combined average monthly rental rate for the three months ended March 31, 1995 increased by 4.7% compared to the same period for 1994. Ancillary services to residents increased by almost $400,000. During these same quarterly periods, the adjusted operating margin percentage improved from 26.2% for 1994 to 28.3% for 1995.

Partnership Status For Tax Purposes. The Omnibus Budget Reconciliation Act of 1987 provides that certain publicly traded partnerships will be treated as corporations for federal income tax purposes. A grandfathering provision delays corporate tax status until 1998 for certain partnerships, including the Partnership. On August 8, 1988, the General Partner was authorized by

         FORUM RETIREMENT PARTNERS, L.P., AND SUBSIDIARY PARTNERSHIP
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

the limited partners to do all things deemed necessary or desirable to insure that the Partnership is not treated as a corporation for federal income tax purposes. Assuming that the Partnership remains a publicly traded partnership, alternatives available to avoid corporate taxation after 1998 include, among others, (i) selling or otherwise disposing of all or substantially all of the Partnership's assets pursuant to a plan of liquidation, (ii) converting the Partnership into a real estate investment trust or other type of legal entity, and (iii) restructuring the Partnership to qualify as a partnership primarily with passive rental income. While the Partnership presently intends to seek to avoid being taxed as a corporation for federal income tax purposes, there can be no assurance that it will be successful.

Financial Condition
- -------------------
Liquidity And Capital Resources. At March 31, 1995, the Partnership had cash and cash equivalents of $6,599,000, accounts receivable of $2,898,000, and current liabilities of $6,145,000. The Partnership believes that it has adequate liquidity to meet its foreseeable working capital requirements. However, as discussed below, the Partnership is considering certain possible expansion projects that would require substantial additional capital. There can be no assurance that the Partnership will be able to obtain such additional capital.

The General Partner is continuing to study the possible expansion of certain of the Partnership's properties in an effort to further increase operating income. Any expansion would likely add capacity to existing facilities without incurring substantial land acquisition and common area build-out costs. A preliminary study identified several attractive expansion opportunities, which could increase the number of living units owned by the Partnership by approximately 18% for an estimated capital expenditure of $14 million. Any significant expansion could require the Partnership to obtain additional financing, modify existing financing, and obtain regulatory approvals. Approximately $2.2 million of the expansion opportunities have been approved and are now in progress.

Operating activities provided $666,000 less cash during the three months ended March 31, 1995 than during the comparable period of 1994, due principally to an increase in accrued management fees due the parent of the General Partner in 1994 as offset by changes in other accrued revenues and expenses.

Investing activities used $90,000 more cash during the three months ended March 31, 1995 than during the comparable period of 1994, due to normal fluctuations in the purchases of property and equipment and $61,000 of costs incurred for initial work on the expansion program.

Financing activities used $966,000 less cash during the three months ended March 31, 1995 than during the comparable period of 1994, due principally to additions to restricted cash reserves in 1994 as required by the terms of the Nomura Loan and allowed withdrawals from those cash reserves in 1995.

Inflation. Management does not believe that inflation has had a material effect on the Partnership's results of operations. To the extent possible, increased costs are recovered through increased residency fees and charges.

                        PART II. OTHER INFORMATION

        FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

                              March 31, 1995


ITEM 1. LEGAL PROCEEDINGS
- -------------------------

On January 24, 1994, the Russell F. Knapp Revokable Trust (the "Plaintiff"), filed a complaint (the "Complaint") in the United States District Court for the Northern District of Iowa (the "District Court") against the General Partner alleging breach of the Partnership Agreement, breach of fiduciary duty, fraud, and civil conspiracy. On March 17, 1994, the Plaintiff amended the Complaint, adding Forum Group as a defendant. The Complaint alleges, among other things, that the Plaintiff holds a substantial number of Units, that the Board of Directors of the General Partner is not comprised of a majority of independent directors, as required by the Partnership Agreement and as allegedly represented in the Partnership's 1986 Prospectus for its initial public offering, and that the General Partner's Board of Directors has approved and/or acquiesced to an 8% management fee charged by Forum Group under the Management Agreement. The Complaint further alleges that the "industry standard" for such fees is 4% thereby resulting in an "overcharge" to the Partnership estimated by the Plaintiff at $1.8 million per annum, beginning in 1994. The Plaintiff is seeking the restoration of certain former directors to the Board of Directors of the General Partner and the removal of certain other directors from that Board, an injunction prohibiting the payment of an 8% management fee, and unspecified compensatory and punitive damages.

On April 4, 1995, the District Court entered an order dismissing the Complaint in its entirety because no personal jurisdiction exists in Iowa over the General Partner or Forum Group. On May 3, 1995, the Plaintiff filed a Notice of Appeal with the District Court, indicating that it will appeal the District Court's decision to the United States Court of Appeals for the Eighth Circuit.

The General Partner will continue to vigorously defend against this litigation. In accordance with the Management Agreement, the Partnership reimbursed the General Partner for $39,000 and $146,000, for the three months ended March 31, 1995 and calendar year 1994, respectively, of litigation costs relating to this claim.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
- ----------------------------------------
(a)  Exhibits:
     --------
     None

(b)  Reports on Form 8-K:
     -------------------
     None

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


                             FORUM RETIREMENT PARTNERS, L.P.,
                               a Delaware limited partnership

                             By:  Forum Retirement, Inc., General Partner



Date:  May 15, 1995          By:     /s/   Paul A. Shively
                                 -------------------------------------
                                 Paul A. Shively, Vice President,
                                 Treasurer and Chief Financial Officer