Form 10-Q
period 1995-06-30
FORUM RETIREMENT PARTNERS L P
filed 1995-08-14
CIK 804752

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the
                    Securities Exchange Act of 1934


For Quarter Ended June 30, 1995           Commission File Number 1-9302

                    FORUM RETIREMENT PARTNERS, L.P.
         (Exact name of registrant as specified in its charter)

           DELAWARE                                  35-1686799
 (State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)

     11320 Random Hills Road, Suite 400
     Fairfax, Virginia                                  22030
     (Address of principal executive offices)        (Zip Code)


                              703-277-7000
          (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes   X      No
            -----       -----



                   There are 11 pages in this report.

                                    INDEX



PART I. FINANCIAL INFORMATION                                      PAGE
-----------------------------                                      ----
Item 1.   Financial Statements (Without Audit)

          Condensed consolidated balance sheets --
          June 30, 1995 and December 31, 1994                         3

          Condensed consolidated statements of operations --
          Three and six months ended June 30, 1995 and 1994           4

          Condensed consolidated statements of cash flows --
          Six months ended June 30, 1995 and 1994                     5

          Notes to condensed consolidated financial statements --
          June 30, 1995                                               6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         7

PART II. OTHER INFORMATION
--------------------------
Item 1.   Legal Proceedings                                          10

SIGNATURES                                                           11
----------

                        PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                         ----------------------------
          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     June 30,   December 31,
                                                      1995           1994
                                                  ------------- ------------
                                                 (Without Audit)    (Note)
                                 ASSETS                 (in thousands)
Property and equipment:
  Land                                            $    14,816    $    14,758
  Buildings                                            98,477         97,918
  Furniture and equipment                               8,513          8,174
                                                  -----------    -----------
                                                      121,806        120,850
  Less accumulated depreciation                        25,781         24,000
                                                  -----------    -----------
  NET PROPERTY AND EQUIPMENT                           96,025         96,850

Cash and cash equivalents                               6,273          5,588
Accounts receivable, less allowances for doubtful
  accounts of $208 and $208                             1,535          2,650
Restricted cash                                         2,928          2,625
Deferred costs, net of accumulated amortization
  of $532 and $352                                      2,021          2,152
Other assets                                            2,059          1,298
                                                  -----------    -----------
  TOTAL ASSETS                                    $   110,841    $   111,163
                                                  ===========    ===========

                       LIABILITIES AND PARTNERS' EQUITY

Long-term debt, including $974 and $927 due
  within one year                                 $    49,482    $    49,934
Accounts payable and accrued expenses                   3,730          3,969
Management fees and amounts due to parent
  of general partner                                    1,453          1,195
Deferred management fees due to parent of
  general partner                                      15,780         15,780
Resident deposits                                       1,397          1,445
                                                  -----------    -----------
  TOTAL LIABILITIES                                    71,842         72,323
                                                  -----------    -----------

General partner's equity in subsidiary
  partnership                                             229            228
                                                  -----------    -----------
Partners' equity:
  General partner                                         492            492
  Limited partners (15,285 units issued and
    outstanding)                                       38,278         38,120
                                                  -----------    -----------
  TOTAL PARTNERS' EQUITY                               38,770         38,612
                                                  -----------    -----------
                                                  $   110,841    $   111,163
                                                  ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Without Audit)

                                   Three Months Ended    Six Months Ended
                                        June 30,            June 30,
                                   ------------------    -----------------
                                     1995      1994       1995      1994
                                   --------  --------    -------  --------
                                    (in thousands except per unit amounts)

Revenues:
  Routine                          $ 10,946  $ 10,352   $ 21,567  $ 20,502
  Ancillary                           1,424     1,040      2,891     2,165
  Other income                           80        47        153        94
                                   --------  --------    -------  --------
  TOTAL REVENUES                     12,450    11,439     24,611    22,761
                                   --------  --------    -------  --------
Costs and expenses:
  Routine expenses                    7,754     7,068     15,357    14,087
  Ancillary costs                     1,137       904      2,339     1,808
  Management fees to parent
    of general partner                  991       914      1,957     1,818
  General and administrative            162       223        287       420
  Litigation                             29        20         68        42
  Depreciation                          897       926      1,782     1,783
  Interest, including amounts to
    parent of general partner
    of $7, $10, $15, and $21          1,327     1,349      2,661     2,697
                                   --------  --------    -------  --------
  TOTAL COSTS AND EXPENSES           12,297    11,404     24,451    22,655
                                   --------  --------    -------  --------
Income before general partner's
  interest in income of
  subsidiary partnership                153        35        160       106

General partner's interest in income
  of subsidiary partnership               1         0          1         1
                                   --------  --------    -------  --------
  NET INCOME                            152        35        159       105

General partner's interest in
  net income                              1         0          1         1
                                   --------  --------    -------  --------
Limited partners' interest in
  net income                       $    151  $     35   $    158  $    104
                                   ========  ========   ========  ========
Average number of units
  outstanding                        15,285    15,285     15,285    15,285
                                   ========  ========   ========  ========
Net income per unit                $   0.01  $   0.00   $   0.01  $   0.01
                                   ========  ========   ========  ========



See Notes to Condensed Consolidated Financial Statements.

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Without Audit)
                                                       Six Months Ended
                                                           June 30,
                                                   -------------------------
                                                      1995           1994
                                                   ----------     ----------
                                                        (in thousands)

Cash flows from operating activities:
  Net income                                       $      159     $      105
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation of property and equipment              1,782          1,783
    Amortization of deferred financing costs              179            173
    Accrued management fees currently due to
      parent of general partner                             9            914
    Other accrued revenues and expenses, net              426              7
                                                   ----------     ----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES             2,555          2,982
                                                   ----------     ----------
Cash flows from investing activities:
    Additions to property and equipment                  (957)          (815)
                                                   ----------     ----------
  NET CASH USED BY INVESTING ACTIVITIES                  (957)          (815)
                                                   ----------     ----------
Cash flows from financing activities:
    Reduction of long-term debt                          (452)          (343)
    Net increase in restricted cash                      (351)          (729)
    Payment on note payable to parent of
      general partner                                     (62)           (99)
    Deferred loan costs                                   (48)          (162)
    Other                                                   0            (90)
                                                   ----------     ----------
  NET CASH USED BY FINANCING ACTIVITIES                  (913)        (1,423)
                                                   ----------     ----------
Net increase in cash and cash equivalents                 685            744

Cash and cash equivalents at beginning of period        5,588          4,700
                                                   ----------     ----------
Cash and cash equivalents at end of period         $    6,273     $    5,444
                                                   ==========     ==========



See Notes to Condensed Consolidated Financial Statements.

        FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Without Audit)
                                June 30, 1995


Note A - Basis of Presentation
------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements of Forum Retirement Partners, L.P. (the "Partnership") as of and for the year ended December 31, 1994, and the footnotes thereto, included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 10-K").

Note B - General Partner's Interest in Subsidiary Partnership
-------------------------------------------------------------
Forum Retirement, Inc., a wholly-owned subsidiary of Forum Group, Inc. ("Forum Group"), is the general partner of the Partnership (the "General Partner") and owns a one percent interest in the Partnership and in a subsidiary operating partnership in which the Partnership owns a ninety-nine percent interest. The General Partner's interest in the subsidiary operating partnership is reflected in the statements of operations as a reduction of the income or loss of the Partnership. The Partnership is a 62.1% owned subsidiary of Forum Group.

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                June 30, 1995

Results Of Operations
---------------------
Three Months Ended June 30, 1995 and 1994. Net operating results reported for the Partnership for the second three months of the current year were better than those for the same three-month period of 1994.

As of June 30, 1995 and 1994, the Partnership owned nine retirement communities ("RCs"), all of which were managed by Forum Group. A comparison of operating revenues, operating expenses and net operating income, as adjusted for a non-recurring item is as follows:

                                      Three Months Ended June 30,
                                  -------------------------------------
                                    1995          1994 *       Change
                                  --------      --------       --------
                                        (dollars in thousands)

     RC operating revenues        $12,370       $11,392        +   8.6%
     RC operating expenses *        8,891         8,132        +   9.3%
     RC management fees               991           914        +   8.4%
                                  -------       -------
        Net operating income *    $ 2,488       $ 2,346        +   6.1%
                                  =======       =======
     ------
     *As adjusted for a $160,000 non-recurring favorable workers' compensation adjustment in 1994.

Current operating revenues of $12,370,000 increased 8.6% over operating revenues for the same period last year. Combined average occupancy for the three months ended June 30, 1995 of 94.1% increased by 1.5 percentage points as compared to the same period of 1994, and the combined average monthly rental rate for the three months ended June 30, 1995 increased by 2.9% compared to the same period for 1994. Ancillary services to residents increased by $384,000. Current adjusted operating expenses increased 9.3% over operating expenses for the same period last year, primarily attributable to increases in occupancy, additional ancillary services, and normal inflationary and operational increases in other operating expenses. As a result, during these same quarterly periods, the adjusted operating margin (RC operating revenues less RC operating expenses) percentage declined from 28.6% for 1994 to 28.1% for 1995.

Six Months Ended June 30, 1995 and 1994. Net operating results reported for the Partnership for the first six months of the current year were better than those for the same six-month period of 1994.

         FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

A comparison of operating revenues, operating expenses and net operating income, as adjusted for non-recurring items is as follows:

                                       Six Months Ended June 30,
                                  -------------------------------------
                                    1995 *        1994 *       Change
                                  --------      --------       --------
                                        (dollars in thousands)

     RC operating revenues *      $24,648       $22,572        +   9.2%
     RC operating expenses *       17,696        16,415        +   7.8%
     RC management fees             1,957         1,818        +   7.6%
                                  -------       -------
        Net operating income *    $ 4,995       $ 4,339        +  15.1%
                                  =======       =======
     ------
     *As adjusted for a $190,000 non-recurring unfavorable adjustment for Medicare reimbursement estimates in 1995 for the prior year and a $520,000 non-recurring favorable workers' compensation adjustment in 1994.

Current adjusted operating revenues of $24,648,000 increased 9.2% over adjusted operating revenues for the same period last year. Combined average occupancy for the six months ended June 30, 1995 of 94.1% increased by 1.2 percentage points as compared to the same period of 1994, and the combined average monthly rental rate for the six months ended June 30, 1995 increased by 3.8% compared to the same period for 1994. Ancillary services to residents increased by $726,000. Current adjusted operating expenses increased 7.8% over operating expenses for the same period last year, primarily attributable to increases in occupancy, additional ancillary services, and normal inflationary and operational increases in other operating expenses. As a result, during these same periods, the adjusted operating margin (RC operating revenues less RC operating expenses) percentage improved from 27.3% for 1994 to 28.2% for 1995.

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

         FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financial Condition
-------------------
Liquidity And Capital Resources. At June 30, 1995, the Partnership had cash and cash equivalents of $6,273,000, accounts receivable of $1,535,000, and current liabilities of $6,157,000. The Partnership believes that it has adequate liquidity to meet its foreseeable working capital requirements. However, as discussed below, the Partnership is considering certain possible expansion projects that would require substantial additional capital. There can be no assurance that the Partnership will be able to obtain such additional capital.

The partnership is continuing to analyze opportunities for expanding its existing facilities. To date, approximately $2.2 million has been approved for this program and the approved projects are currently in progress.

Operating activities provided $427,000 less cash during the six months ended June 30, 1995 than during the comparable period of 1994, due principally to an increase in accrued management fees due the parent of the General Partner in 1994 as offset by changes in other accrued revenues and expenses.

Investing activities used $142,000 more cash during the six months ended June 30, 1995 than during the comparable period of 1994, due to $166,000 of costs incurred for initial work on the expansion program and normal fluctuations in the purchases of property and equipment.

Financing activities used $510,000 less cash during the six months ended June 30, 1995 than during the comparable period of 1994, due principally to additions to restricted cash reserves in 1994 as required by the terms of a loan and allowed withdrawals from loan cash reserves in 1995.

Inflation. Management does not believe that inflation has had a material effect on the Partnership's results of operations. To the extent possible, increased costs are recovered through increased residency fees and charges.

                        PART II. OTHER INFORMATION

        FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

                              June 30, 1995


ITEM 1. LEGAL PROCEEDINGS
-------------------------

On January 24, 1994, the Russell F. Knapp Revokable Trust (the "Plaintiff"), filed a complaint (the "Complaint") in the United States District Court for the Northern District of Iowa (the "District Court") against the General Partner alleging breach of the Partnership Agreement, breach of fiduciary duty, fraud, and civil conspiracy. On March 17, 1994 (the "Iowa Action"), the Plaintiff amended the Complaint, adding Forum Group as a defendant. The Complaint alleges, among other things, that the Plaintiff holds a substantial number of Units, that the Board of Directors of the General Partner is not comprised of a majority of independent directors, as required by the Partnership Agreement and as allegedly represented in the Partnership's 1986 Prospectus for its initial public offering, and that the General Partner's Board of Directors has approved and/or acquiesced to an 8% management fee charged by Forum Group under the Management Agreement. The Complaint further alleges that the "industry standard" for such fees is 4% thereby resulting in an "overcharge" to the Partnership estimated by the Plaintiff at $1.8 million per annum, beginning in 1994. The Plaintiff is seeking the restoration of certain former directors to the Board of Directors of the General Partner and the removal of certain other directors from that Board, an injunction prohibiting the payment of an 8% management fee, and unspecified compensatory and punitive damages. On April 4, 1995, the District Court entered an order dismissing the Complaint in its entirety because no personal jurisdiction exists in Iowa over the General Partner or Forum Group. On May 3, 1995, the Plaintiff filed a Notice of Appeal with the District Court, indicating that it will appeal the District Court's decision to the United States Court of Appeals for the Eighth Circuit.

On June 15, 1995, the Plaintiff filed an action in the United States District Court for the Southern District of Indiana against the General Partner and Forum Group (the "Indiana Action") containing essentially the same allegations made in the Iowa Action and other allegations.

The General Partner will continue to vigorously defend against this litigation. In accordance with the Management Agreement, the Partnership reimbursed the General Partner for $68,000 and $146,000, for the six months ended June 30, 1995 and calendar year 1994, respectively, of litigation costs relating to this litigation.

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


                             FORUM RETIREMENT PARTNERS, L.P.,
                               a Delaware limited partnership

                             By:  Forum Retirement, Inc., General Partner



Date:  August 11, 1995       By:     /s/   Richard A. Huber
                                 ------------------------------
                                 Richard A. Huber, Secretary