Form 10-Q
period 1995-09-30
FORUM RETIREMENT PARTNERS L P
filed 1995-11-14
CIK 804752

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the
                    Securities Exchange Act of 1934


For Quarter Ended September 30, 1995      Commission File Number 1-9302

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
















                   There are 15 pages in this report.

                                    INDEX

         FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP


PART I. FINANCIAL INFORMATION                                      PAGE
-----------------------------                                      ----

Item 1.   Financial Statements (Without Audit)

          Condensed consolidated balance sheets --
          September 30, 1995 and December 31, 1994                    3

          Condensed consolidated statements of operations --
          Three and nine months ended September 30, 1995 and 1994     5

          Condensed consolidated statement of partners' equity --
          September 30, 1995 and December 31, 1994                    6

          Condensed consolidated statements of cash flows --
          Nine months ended September 30, 1995 and 1994               7

          Notes to condensed consolidated financial statements --
          September 30, 1995                                          8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         9

PART II. OTHER INFORMATION
--------------------------

Item 6. Exhibits and Reports on Form 8-K                             13

SIGNATURES                                                           14
----------

EXHIBIT INDEX                                                        15
-------------

                         PART I.FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                         ----------------------------

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Without Audit)


                                                  September 30,  December 31,
                                                      1995           1994
                                                  -------------  ------------
                                                        (in thousands)
                                 ASSETS

Current Assets:
  Cash and cash equivalents                       $     4,689    $     5,588
  Accounts receivable, less allowances
    for doubtful accounts of $273 for 1995
    and $208 for 1994                                   2,700          2,650
  Other receivables                                       705             33
  Inventory and prepaid expenses                          987            877
  Other current assets                                     74            388
                                                  ------------   -----------

  Total Current Assets                                  9,155          9,536
                                                  ------------   -----------

Restricted cash                                         3,663          2,625

Property and Equipment:
  Land                                                 14,848         14,758
  Buildings                                            98,810         97,885
  Furniture and equipment                               8,766          8,174
  Construction in progress                                547             33
                                                  ------------   -----------
                                                      122,971        120,850

  Less accumulated depreciation                        26,693         24,000
                                                  ------------   -----------

  Net property and equipment                           96,278         96,850
                                                  ------------   -----------

Deferred costs, net of accumulated
  amortization of $622 in 1995 and
  $352 in 1994                                          1,931          2,152
                                                  ------------   -----------


TOTAL ASSETS                                      $   111,027    $   111,163
                                                  ------------   -----------















See Notes to Condensed Consolidated Financial Statements.

                         PART I.FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                         ----------------------------

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Without Audit)


                                                  September 30,  December 31,
                                                      1995           1994
                                                  -------------  ------------
                                                        (in thousands)

                       LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
  Current portion of long-term debt               $       998    $       927
  Accounts payable and accrued expenses                 4,157          3,969
  Management fees due to parent of
    general partner                                     1,388          1,195
  Resident deposits                                     1,432          1,445
                                                  -----------    -----------

  Total Current Liabilities                             7,975          7,536

Long-term debt, less current portion payable
    within one year                                    48,249         49,007
Deferred management fees due to parent
    of general partner                                 15,780         15,780
                                                  -----------    -----------

TOTAL LIABILITIES                                      72,004         72,323
                                                  -----------    -----------

General partner's equity in subsidiary partnership        229            228

Partners' Equity:
  General partner                                         492            492
  Limited partners (15,285 units issued and
    outstanding)                                       38,302         38,120
                                                  -----------    -----------


TOTAL PARTNERS' EQUITY                            $    38,794    $    38,612
                                                  -----------    -----------


TOTAL LIABILITIES AND PARTNERS' EQUITY            $   111,027    $   111,163
                                                  -----------    -----------
















See Notes to Condensed Consolidated Financial Statements.

                         PART I.FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                         ----------------------------

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Without Audit)

                                   Three Months Ended   Nine Months Ended
                                     September 30,        September 30,
                                   ------------------   ------------------
                                     1995      1994       1995      1994
                                   --------  --------   --------  --------
                                    (in thousands except per unit amounts)

Revenues:
  Routine revenue                  $ 10,949  $ 10,669   $ 32,517  $ 31,171
  Ancillary revenue                   1,424     1,369      4,314     3,534
  Other income                          114        56        267       150
                                   --------  --------   --------  --------

  TOTAL REVENUES                     12,487    12,094     37,098    34,855
                                   --------  --------   --------  --------

Costs and expenses:
  Routine expenses                    7,977     7,554     23,334    21,642
  Ancillary costs                     1,172     1,057      3,512     2,865
  Management fees to parent
    of general partner                  972       968      2,929     2,786
  General and administrative             91       130        378       550
  Litigation                             17         8         85        50
  Depreciation and amortization         912       835      2,693     2,617
  Interest, including amounts to
    parent of general partner of $7,
    $9, $22, and $30, respectively    1,322     1,345      3,983     4,042
                                   --------  --------   --------  --------

  TOTAL COSTS AND EXPENSES           12,463    11,897     36,914    34,552
                                   --------  --------   --------  --------

Income before general partner's
  interest in income of
  subsidiary partnership                 24       197        184       303

General partner's interest in income
  of subsidiary partnership               0         1          1         2
                                   --------  --------   --------  --------

  NET INCOME                             24       196        183       301

General partner's interest in
  net income                              0         2          2         3
                                   --------  --------   --------  --------

Limited partners' interest in
  net income                       $     24  $    194   $    181  $    298
                                   --------  --------   --------  --------

Average number of units
  outstanding                        15,285    15,285     15,285    15,285
                                   --------  --------   --------  --------

Net income per unit                $   0.00  $   0.01   $   0.01  $   0.02
                                   --------  --------   --------  --------

Distribution per unit              $   0.00  $   0.00   $   0.00  $   0.00
                                   --------  --------   --------  --------




See Notes to Condensed Consolidated Financial Statements.

                         PART I.FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                         ----------------------------

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
             CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                     Nine Months Ended September 30, 1995
                               (Without Audit)

                                                    General        Limited
                                                    Partner        Partners
                                                   ---------      ----------
                                                        (in thousands)

Balances at January 1, 1994                        $      490     $   37,896
  Costs from issuance of units                             (1)           (90)
  Net Income                                                3            314
                                                   ----------     ----------


Balances at December 31, 1994                             492         38,082

  Net Income                                                0            (38)
                                                   ----------     ----------
Balances at September 30, 1995                     $      492     $   38,082
                                                   ----------     ----------


Accumulated balances:
  Capital contributions                                 1,173        116,279
  Offering costs                                           (4)        (6,715)
  Cash distributions                                     (255)       (29,679)
  Accumulated losses                                     (422)        41,583
                                                   ----------     ----------

Balances at September 30, 1995                     $      492     $   38,302
                                                   ----------     ----------





























  See Notes to Condensed Consolidated Financial Statements.

                         PART I.FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                         ----------------------------

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Without Audit)
                                                       Nine Months Ended
                                                         September 30,
                                                   -------------------------
                                                      1995           1994
                                                   ----------     ----------
                                                        (in thousands)

Cash flows from operating activities:
  Net income                                       $      183     $      301
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation of property and equipment              2,693          2,617
    Amortization of deferred financing costs              269            263
    Accrued management fees currently due to
      parent of general partner                            (9)           968
    Other accrued revenues and expenses, net              (41)          (454)
                                                   ----------     ----------

  NET CASH PROVIDED BY OPERATING ACTIVITIES             3,095          3,695
                                                   ----------     ----------

Cash flows from investing activities:
  Additions to property and equipment                  (2,121)        (1,382)
                                                   ----------     ----------

  NET CASH USED IN INVESTING ACTIVITIES                (2,121)        (1,382)
                                                   ----------     ----------

Cash flows from financing activities:
  Reduction of long-term debt                            (687)          (555)
  Net increase in restricted cash                      (1,051)          (660)
  Payments on note payable to parent of
    general partner                                       (87)          (156)
  Deferred loan costs                                     (48)          (163)
  Other                                                     0            (91)
                                                   ----------     ----------

  NET CASH USED IN FINANCING ACTIVITIES                (1,873)        (1,625)
                                                   ----------     ----------

Net increase (decrease) in cash and cash equivalents     (899)           688

Cash and cash equivalents at beginning of period        5,588          4,700
                                                   ----------     ----------

Cash and cash equivalents at end of period         $    4,689     $    5,388
                                                   ----------     ----------















See Notes to Condensed Consolidated Financial Statements.

                         PART I.FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                         ----------------------------

       FORUM RETIREMENT PARTNERS, L.P., AND SUBSIDIARY PARTNERSHIP
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Without Audit)

                              September 30, 1995

Note A - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements have been prepared using the accounting policies described in the consolidated financial statements of Forum Retirement Partners, L.P. (the "Partnership") included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994 (the "Annual Report"). The unaudited condensed consolidated financial statements include all adjustments which are necessary, in the opinion of management, to reflect fairly, in all material respects, the Partnership's financial position and results of operations for the applicable periods. Operating results for the nine-month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995 and these financial statements should be read in conjunction with the Partnership's Annual Report.

Certain amounts in the 1994 consolidated financial statements have been reclassified to conform to the 1995 presentation.

Note B - Ownership Interest of the General Partner and its Affiliates
---------------------------------------------------------------------

Forum Retirement, Inc., a wholly owned subsidiary of Forum Group, Inc. ("Forum Group"), is the general partner of the Partnership (the "General Partner") and owns a one percent interest in the Partnership and in a subsidiary operating partnership in which the Partnership owns a ninety-nine percent interest. The General Partner's interest in the subsidiary operating partnership is reflected in the statements of operations as a reduction of the income or loss of the Partnership. Forum Group beneficially owns approximately 61.7% of the outstanding preferred depositary Units (the "Units") representing preferred limited partner's interests in the Partnership. In an effort to increase its equity interest in the Partnership, Forum Group has commenced a tender offer (the "FGI Tender Offer") for any and all outstanding Units not already owned by it at $2.83 per Unit in cash. The FGI Tender Offer is presently scheduled to expire at 12:00 Midnight, New York City time, on Friday, December 1, 1995, unless extended.

Note C - Commitments and Contingencies
--------------------------------------

For information concerning certain legal proceedings involving the Partnership, see (i) Item 3 and Note 4 of the Notes to Consolidated Financial Statements contained in Item 8 of Part I of the Annual Report and (ii) Item 1 of Part II of the Partnership's Quarterly Report on Forum 10-Q for the quarter ended June 30, 1995. Such information is incorporated herein by reference.

                PART I.FINANCIAL INFORMATION
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------

         FORUM RETIREMENT PARTNERS, L.P., AND SUBSIDIARY PARTNERSHIP

                              September 30, 1995

The following discussion and analysis covers any material changes in financial condition since December 31, 1994 and any material changes in the results of operations for the three and nine months ended September 30, 1995 as compared to the same periods in 1994. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report.

Results Of Operations
---------------------

As of September 30, 1995 and 1994, the Partnership owned nine retirement communities ("RC's"), all of which were managed by Forum Group. The Partnership reported net income of $24,000 and $183,000 for the three and nine month periods ended September 30, 1995, respectively, compared to net income of $196,000 and $301,000 for the same periods in 1994. Total revenues for the three and nine-month periods ended September 30, 1995 increased $393,000, or 3.2%, to $12,487,000 and $2,243,000, or 6.4%, to $37,098,000,
respectively, compared to the same periods last year. Combined average occupancy at the nine RC's was 94.1% for both the three and nine-month periods ended September 30, 1995, an increase of approximately 1.5 and 1.2 percentage points, respectively, compared to the same periods in 1994. The combined average monthly rental rate per occupied unit was slightly down principally in the nursing component and up approximately 2.4% for the three and nine-month periods ended September 30, 1995, respectively, over the comparable periods last year.

Three months ended September 30, 1995 and 1994
----------------------------------------------

Routine and ancillary revenues increased $335,000, or 2.0%, to $12,373,000 over the comparable period last year. The revenue increase is primarily a result of higher average occupancy in the RC's, planned increases in residency fees and charges in the independent living and assisted living components and favorable net Medicare settlements of $132,000 in 1995 and $38,000 in 1994, compared to the same period last year. These revenue increases are partially offset by decreases which result from lower average occupancy at a certain RC and lower average monthly revenue per occupied bed in the nursing component compared to last year.

Routine expenses and ancillary costs increased $538,000, or 6.2%, to $9,149,000 compared to the same period last year. The higher costs and expenses result primarily from increased average occupancy in the RC's and normal inflationary and other operational increases in other expenses. The higher occupancy rates principally impact the costs associated with the higher level of nursing, therapy, housekeeping and dining services required by these residents. Additionally, favorable adjustments to workers compensation insurance costs in 1994 totaling $122,000 contributed to the increase in costs on a period-to-period comparative basis.

Adjusted for the non-comparable items noted above, Net Operating Income ("NOI"), calculated as routine and ancillary revenues ("operating revenues") less routine and ancillary expenses ("operating expenses") and management

                PART I.FINANCIAL INFORMATION
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------

         FORUM RETIREMENT PARTNERS, L.P., AND SUBSIDIARY PARTNERSHIP

                              September 30, 1995

fees, decreased $179,000, or 7.8% to $2,120,000 and the operating margin (operating revenues less operating expenses) as a percentage of operating revenues decreased from 27.2% in 1994 to 25.3% in 1995. The operating performance of the Partnership was adversely effected by the significant underperformance at a certain RC from which NOI and net income for that RC, adjusted for the non-comparable items noted above, declined $228,000 and $234,000, respectively for the comparative quarter, principally due to lower occupancy rates.

Management fees increased as a function of revenue. Depreciation and amortization increased as a result of current and prior year additions to property and equipment. The decrease in interest expense relates to principal reduction on outstanding indebtedness.

Nine months ended September 30, 1995 and 1994
---------------------------------------------

Routine and ancillary revenues increased $2,126,000, or 6.1%, to $36,831,000 over the comparable period last year. The revenue increase is primarily a result of higher average occupancy in the RC's and planned increases in residency fees and charges in the independent and assisted living components compared to the same period last year. These revenue increases are partially offset by decreases which result from lower occupancy at a certain RC, lower average monthly revenue per occupied bed in the nursing component and an unfavorable net Medicare settlement of $58,000 in 1995 and a favorable net Medicare settlement of $38,000 in 1994 for the comparative period.

Routine expenses and ancillary costs increased $2,339,000, or 9.5%, to $26,846,000 compared to the same period last year. The higher costs and expenses resulted primarily from increased average occupancy in the RC's and normal inflationary and other operational increases in other expenses. The higher occupancy rates principally impact the costs associated with the higher level of nursing, therapy, housekeeping and dining services required by these residents. Additionally, favorable adjustments to workers compensation insurance costs in 1994 totaling $786,000 contributed to the increase in costs on a period-to-period comparative basis.

Adjusted for the non-comparable items noted above, NOI increased $525,000, or 8.0%, to $7,113,000 and the operating margin as a percentage of operating revenues increased from 27.0% in 1994 to 27.2% in 1995.

Management fees increased as a function of revenue. Depreciation and amortization increased as a result of current and prior year additions to property and equipment. The decrease in interest expense relates to principal reduction on outstanding indebtedness.

Income Taxes. The Omnibus Budget Reconciliation Act of 1987 provides that certain publicly traded partnerships will be treated as corporations for federal income tax purposes. A grandfathering provision delays corporate tax status until 1998 for publicly traded partnerships in existence prior to December 18, 1987. On August 8, 1988, the General Partner was authorized by the limited partners to do all things deemed necessary or desirable to insure

                PART I.FINANCIAL INFORMATION
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------

         FORUM RETIREMENT PARTNERS, L.P., AND SUBSIDIARY PARTNERSHIP

                              September 30, 1995

that the Partnership is not treated as a corporation for federal income tax purposes. While the Partnership presently intends to seek to avoid being taxed as a corporation for federal income tax purposes, there can be no assurance that it will be successful in this regard.

Financial Condition
-------------------

Liquidity And Capital Resources. At September 30, 1995, the Partnership had cash and cash equivalents of $4,689,000, accounts receivable of $2,700,000, other current assets of $1,766,000 and current liabilities of $7,975,000. The Partnership believes that it has adequate liquidity to meet its foreseeable working capital requirements.

The Partnership has adopted a program designed to expand the number of living units at certain of its existing RC's in an effort to further increase operating income and increase the value of an investment in the Partnership. The General Partner's current estimate of the maximum number of such additional living units is 367, at a total cost estimated to be approximately $20.3 million. There can be no assurance as to the number of additional living units that will ultimately be constructed pursuant to the Partnership's expansion program or as to the timing or cost thereof.

The implementation of the expansion program and its impact on the value of an investment in the Partnership is subject to a number of variables, including without limitation the cost and availability of financing, the timing with respect to obtaining financing, the ability to obtain required zoning variances and permits from local governmental authorities and the timing thereof, whether development and construction costs are higher or lower than anticipated, whether construction is completed faster or slower than anticipated, whether newly added living units are leased faster or slower than anticipated, whether rental rates for additional living units are higher or lower than anticipated and whether operating costs are higher or lower than anticipated.

Through September 30, 1995, the Partnership had expended $547,000 in connection with the Partnership's expansion program. Actual construction has commenced at three of the Partnership's nine RC's. The expansions of the three properties under construction are scheduled to be completed by May 1996, and are expected to result in the addition of an aggregate of 44 additional living units, at a total cost estimated to be approximately $2.5 million.

Costs of the expansion program are presently being funded out of the Partnership's cash from operations. Forum Group stated in connection with the commencement of the FGI Tender Offer that (i) if Forum Group substantially increases its equity ownership in the Partnership as a result of the FGI Tender Offer or otherwise, it expects to seek to accelerate the implementation of the Partnership's expansion program and (ii) if Forum Group does not substantially increase its equity ownership in the Partnership, Forum Group intends to explore whether to make capital available to the

                PART I.FINANCIAL INFORMATION
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------

         FORUM RETIREMENT PARTNERS, L.P., AND SUBSIDIARY PARTNERSHIP

                              September 30, 1995

Partnership to accelerate the Partnership's expansion program. However, it either case, there can be no assurance that it will do so or as to the timing or terms thereof.

Operating activities provided $600,000 less cash during the nine months ended September 30, 1995 than during the comparable period of 1994, due principally to the decrease in operating results, discussed previously, and increases in other accrued revenues and expenses during 1994, net of the above-described difference in the treatment of management fees.

Investing activities used $739,000 more cash during the nine months ended September 30, 1995 than during the comparable period of 1994, due to normal fluctuations in the purchases of property and equipment and the commencement of expansion projects at three RC's as discussed previously.

Financing activities used $248,000 more cash during the nine months ended September 30, 1995 than during the comparable period of 1994, due principally to the payment of scheduled principal payments, a net increase in restricted cash as required by the terms of the Partnership's existing indebtedness partially offset by reduced payments on the note payable to parent of general partner and lower deferred loan costs.

Inflation. Management does not believe that inflation has had a material effect on net income. To the extent possible, increased costs are recovered through increased residency fees and charges.

                        PART II. OTHER INFORMATION
                        --------------------------

        FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

                            September 30, 1995

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)  Exhibits:
     ---------

     99.1 Item 3 and Note 4 of the Notes to Consolidated Financial Statements contained in Item 8 of Part I of Forum Retirment Partners, L.P.'s Annual Report on Form 10-K for the year ended December 31, 1994 (incorporated by reference thereto).

     99.2  Item 1 of Part II of Forum Retirement Partners, L.P.'s
           Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (incorporated by reference thereto).

(b)  Reports on Form 8-K:  NONE
     --------------------


Each of Items 1 through 5 have been omitted from this Part II as inapplicable or not required under the applicable instructions.

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


                             FORUM RETIREMENT PARTNERS, L.P.,
                               a Delaware limited partnership

                             By:  Forum Retirement, Inc., General Partner



Date:  November 14, 1995     By:    /s/   Richard A. Huber
                                --------------------------------------
                                 Richard A. Huber, Secretary

                                EXHIBIT INDEX
                                -------------


                                 DESCRIPTION


         Exhibit No.
         -----------

     99.1 Item 3 and Note 4 of the Notes to Consolidated Financial Statements contained in Item 8 of Part I of Forum Retirment Partners, L.P.'s Annual Report on Form 10-K for the year ended December 31, 1994 (incorporated by reference thereto).

     99.2  Item 1 of Part II of Forum Retirement Partners, L.P.'s
           Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (incorporated by reference thereto).