Form 10-K
period 1995-12-31
FORUM RETIREMENT PARTNERS L P
filed 1996-04-01
CIK 804752

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 1995

                        Commission File Number:  1-9302

                        FORUM RETIREMENT PARTNERS, L.P.

                            11320 Random Hills Road
                           Fairfax, Virginia  22030
                          Telephone:  (703) 277-7000

Organized in Delaware                                   I.R.S. No.35-1686799

          Securities registered pursuant to Section 12(b) of the Act:

                                                        NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                       ON WHICH REGISTERED
- -------------------                                    ----------------------
Preferred Depository Units                             American Stock Exchange
Representing Preferred Limited
Partners' Interests

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

        Yes   X      No
            -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this form 10-K. [X]

There were 15,285,248 Preferred Depository Units outstanding as of March 13,
1996.

The aggregate market value of the voting stock held by non-affiliates of the registrant (EXCLUDING UNITS OWNED BY THE REGISTRANT'S GENERAL PARTNER OR ITS AFFILIATES) WAS $14,056,000 AS OF MARCH 13, 1996.

There are 36 pages in this Report. The financial statement and exhibit indices are located at pp. 34-36.

                                    PART I


     FORWARD-LOOKING STATEMENTS

     When used throughout this report, the words "believes," "anticipates," and "expects" and similar expressions, are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected, including: competition with other retirement communities, the balance between supply of and demand for retirement communities, the Partnership's ability to timely effect its planned expansion program on current and anticipated terms, including sufficiency of cash flow from operations to finance the expansion (or the availability of borrowings if necessary) and timely receipt of zoning and other governmental approvals, potential changes in Medicaid and/or Medicare reimbursement levels or criteria, potential changes in the regulatory environment applicable to retirement communities and related healthcare services, the effect of national and regional economic conditions and other risks described from time to time in the Partnership's filings with the Securities and Exchange Commission, including those set forth on Exhibit 99 attached hereto. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Partnership also undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

     ITEM 1.  BUSINESS.

     Forum Retirement Partners, L.P. (the "Partnership") is a Delaware limited partnership that was formed in 1986 to own retirement communities ("RC's") originally developed or acquired by Forum Group, Inc., ("Forum Group"). Forum Group beneficially owns 79.0% of the outstanding depository units representing limited partners' interests in the Partnership ("Preferred Depository Units" or "Units"). Forum Group is also the parent corporation of Forum Retirement, Inc., the general partner of the Partnership (the "General Partner").

     The Partnership has initiated an expansion program relating to certain of its properties in an effort to further improve the Partnership's results of operations. One expansion project has been completed, three expansion projects have commenced, an additional five expansion projects are expected to commence by late 1996 and an additional five expansion projects are expected to commence after 1996. The four projects as to which construction has been commenced or completed are expected to increase the number of living units owned by the Partnership by approximately 4% at a budgeted capital cost of $3.7 million and the five additional projects expected to commence by late 1996 are expected to increase the Partnership's number of units by an additional 7% at an expected capital cost of $6.4 million. The expansions are designed to modify the uses of or add capacity to existing facilities without incurring substantial land acquisition and common area build-out costs. The expansions that have not yet commenced will require additional regulatory approvals.

     The Partnership presently intends to finance the planned expansion of its existing retirement communities out of the Partnership's cash flow from operations. If cash flow from operations is insufficient to complete such expansion on a timely basis, the expansion may be delayed, reduced in scope or discontinued. In that event, the partnership may seek to obtain financing from Forum Group or the General Partner, although they have no obligation to provide any such financing. The terms of the Partnership's long-term debt restrict the ability of the Partnership to obtain third-party financing (other than from Forum Group or the General Partner, on an unsecured, subordinated basis) above $1 million in the aggregate, and prohibit the imposition of liens on the Partnership's assets. There can be no assurance that a waiver can be obtained from the lender to permit any third-party financing, or whether, when and on what terms any such financing may be available.

     On February 15, 1996, Forum Group, Marriott International, Inc. and a subsidiary thereof (collectively, "Marriott") entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, Marriott completed a tender offer for the shares of Forum Group on March 23, 1996. On March 25, 1996, Marriott purchased over 99.1% of the outstanding common stock of Forum Group, following which Marriott designated six persons to the nine member Board of Directors of Forum Group. Marriott has informed Forum Group that it has no present plans to cause the General Partner to materially change the Partnership's current operations, although it necessarily reserved the right to propose such changes as it deems appropriate in the future.

     ITEM 2.  PROPERTIES.

     The Partnership (through an operating limited partnership in which the Partnership is the 99% limited partner and the General Partner is the 1% general partner) owns RC's in Delaware (4), Florida, New Mexico, South Carolina and Texas (2) (collectively, the "Properties"). All of the Properties are managed by Forum Group pursuant to a management agreement entered into in 1986 in connection with the formation of the Partnership under which Forum Group acts as manager (the "Management Agreement").

     Seven of the nine RC's are comprised of an independent living component and a nursing component, and each Property, except the Millcroft and Shipley Manor RC's, also includes an assisted living component. The Foulk Manor and Myrtle Beach Manor RC's each consist of an assisted living component and a nursing component, but do not contain an independent living component.

     Independent living components contain a variety of accommodations, together with amenities such as dining facilities, lounges, and game and craft rooms. All residents of the independent living components are provided security, meals, and housekeeping and linen service. Emergency healthcare service is available upon demand 24 hours a day from on-site staff, and each independent living unit is equipped with an emergency call system. The independent living components of the Properties consist of apartments and, in the case of Foulk Manor North, villas. Independent living unit residency fees presently range from $1,000 to $3,790 per month, depending on the unit size and location of the RC. Each apartment and villa resident enters into a residency agreement that may be terminated by the resident on short notice. Although there can be no assurance that available independent living units will be reoccupied as residency agreements expire or are terminated, since 1988 at least 80% of the residents of the apartments and villas have renewed their residency agreements from year to year.

     Assisted living components provide a supportive environment that encourages independent living. Residents have private or semiprivate suites, eat meals in a private dining room, and are provided the added services of scheduled activities, housekeeping and linen service, preventive health surveillance, periodic health monitoring, assistance with activities of daily living, and emergency care. The charge for a private assisted living suite presently ranges from $79 to $132 per day.

     Nursing components provide residents a full range of nursing care. Residents have private or semiprivate rooms, and share communal dining and social facilities. In most instances each resident of the independent living component of a Property is entitled to priority admission in the assisted living (if any) or nursing component. The charge for a private nursing room presently ranges from $65 to $170 per day.

     The Properties also provide ancillary healthcare services, including the operation of an adult day care center on the premises of one RC.

The following table indicates the name, location and current capacity for each property:

                                                                 CAPACITY
                                                                 --------
                                                                                        TOTAL
                                        INDEPENDENT     ASSISTED                        UNITS/
                                        LIVING          LIVING          NURSING         SUITES/
NAME AND LOCATION                       UNITS           SUITES          BEDS            BEDS
- -----------------                       -----------------------------------------------------
The Forum at Lincoln Heights            151             30              60              241
San Antonio, Texas

Foulk Manor                             -0-             51              57              108
Wilmington, Delaware

Foulk Manor North                       58              11              46              115
Wilmington, Delaware

Millcroft                               62              -0-             100             162
Newark, Delaware

The Montebello on Academy               114             15              60              189
Albuquerque, New Mexico

The Montevista at Coronado              123             15              109             247
El Paso, Texas

Myrtle Beach Manor                      -0-             68              85              153
Myrtle Beach, South Carolina

The Park Summit of Coral Springs        204             20              35              259
Coral Springs, Florida

Shipley Manor                           62              -0-             82              144
Wilmington, Delaware

     The overall average occupancy rate for the Properties for calendar year 1995 was 93.7%. The degree of utilization of each facility is dependent on many factors. Occupancy rates may be adversely affected by the opening of newly developed facilities and the expansion or renovation of competing facilities.

        MORTGAGES

        On December 28, 1993 the Partnership entered into a loan agreement with Nomura Asset Capital Corporation ("Nomura") pursuant to which Nomura provided approximately $50,707,000 in new financing (the "Nomura Loan"). The proceeds of the Nomura Loan were used to prepay the remaining balances of certain of the Partnership bank debt scheduled to mature on December 31, 1993 and to prepay the Partnership's split coupon first mortgage notes due July 1, 1996, to pay fees and expenses related to the financing and to fund reserves. The Nomura Loan is secured by first priority mortgages on the Partnership's nine RC's and by security interests in substantially all of the Partnership's other assets. For a description of the principal terms of the Nomura Loan, see Note 3 of Notes to Consolidated Financial Statements under Item 8.

        The principal amount outstanding under the Nomura Loan at December 31, 1995 was $49.0 million, and borrowings bear interest at 9.93% per annum. See "Item 1 - Business" and Note 3 of Notes to Consolidated Financial Statements at
Item 8 herein for additional information regarding the Nomura Loan.

        DEPRECIATION

        The aggregate net federal tax basis of the Properties as of December 31, 1995 was $58.1 million for real property and $3.6 million for personal property.

        SOURCES OF PAYMENT

        The independent and assisted living components of the Properties receive direct payment for resident occupancy solely on a private pay basis. The nursing components of the Properties receive payment for resident care directly on a private pay basis, including payment from private health insurance, and from governmental reimbursement programs such as the federal Medicare program for certain elderly and disabled residents, and state Medicaid programs for certain financially qualified residents. The following table indicates the approximate percentages of operating revenues for each of the last five years derived by the Partnership from private sources, and from Medicare and Medicaid:

                        INDEPENDENT AND ASSISTED LIVING COMPONENTS
                        ------------------------------------------

SOURCE                  1995    1994    1993    1992    1991
- ------                  ------------------------------------
Private                 100%    100%    100%    100%    100%
Medicare/Medicaid       -0-     -0-     -0-     -0-     -0-
                        ------------------------------------
Total                   100%    100%    100%    100%    100%
                        ------------------------------------

                                   NURSING COMPONENTS
                                   ------------------

SOURCE                  1995    1994    1993    1992    1991
- ------                  ------------------------------------
Private                  65%     65%     69%     72%     77%
Medicare/Medicaid        35%     35%     31%     28%     23%
                        ------------------------------------
Total                   100%    100%    100%    100%    100%
                        ------------------------------------

                                       TOTAL RC'S
                                       ----------
SOURCE                  1995    1994    1993    1992    1991
- ------                  ------------------------------------
Private                  82%     82%     85%     86%     89%
Medicare/Medicaid        18%     18%     15%     14%     11%
                        ------------------------------------
Total                   100%    100%    100%    100%    100%
                        ------------------------------------

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

     Various legislative and industry groups are studying numerous healthcare issues, including access, delivery, and financing of long-term healthcare, and at any given time there are numerous federal and state legislative proposals relating to the funding and reimbursement of healthcare costs. It is difficult to predict whether these proposals will be adopted or the form in which they might be adopted, and no assurance can be given that any such legislation, if adopted, would not have a material effect on the Partnership.

     REGULATION AND OTHER FACTORS

     Healthcare facility operations are subject to federal, state, and local government regulations. Facilities are subject to periodic inspection by state licensing agencies to determine whether the standards necessary for continued licensure are being maintained. In granting and renewing licenses, the state agencies consider, among other things, buildings, furniture, and equipment; qualifications of administrative personnel and staff; quality of care; and compliance with laws and regulations relating to operation of facilities. State licensure of a nursing facility is a prerequisite to certification for participation in the Medicare and Medicaid programs. Requirements for licensure of assisted living components are generally less comprehensive and stringent than requirements for licensure of nursing facilities. Most states do not have licensure requirements for the independent living components of RC's. The Properties are presently in substantial compliance with all applicable federal, state and local regulations with respect to licensure requirements. However, because those requirements are subject to change, there can be no assurance that the Properties will be able to maintain their licenses upon a change in standards, and future changes in those standards could necessitate substantial expenditures by the Partnership to comply therewith.

     COMPETITION

     The Properties compete with facilities of varying similarity in the respective geographical market areas in which the Properties are located. Competing facilities are operated on a national, regional, and local basis by religious groups and other nonprofit organizations, as well as by private operators, some of which have substantially greater resources than the Partnership. The independent living components of the Properties face competition from all the various types of residential opportunities available to the elderly. However, the number of RC's that offer on-premises healthcare services is limited. The assisted living and nursing components of the Properties compete with other assisted living and nursing facilities. Because the target market segment of the Properties (i.e., full-service RC's) is relatively narrow, the risk of competition may be higher than with some other types of RC's, and assisted living and nursing facilities, developed in close proximity to them.

     Significant competitive factors for attracting residents to the independent living components of the Properties include price, physical appearance, and amenities and services offered. Additional competitive factors for attracting residents to the assisted living and nursing components of the Properties include quality of care, reputation, physician and nursing services available, and family preferences. The Partnership believes that its RC's rate high in each of these categories, except that its RC's are generally more expensive than competing facilities.

     INSURANCE

     The Partnership maintains professional liability, comprehensive general liability, and other typical insurance coverage on all its RC's. The Partnership believes that its insurance is adequate in amount and coverage.

     OPTION AGREEMENT

     Pursuant to an option agreement (the "Option Agreement") entered into at the time of the Partnership's formation, Forum Group has the option to purchase, for a price equal to the appraised fair market value thereof, any RC which the Partnership determines to sell. Accordingly, consummation of any transaction to sell any of the Properties would be subject to, among other limitations, the election of Forum Group not to exercise such option. Under the Option Agreement, the Partnership has an option, subject to certain limitations and restrictions, to purchase up to 15 additional RC's developed by Forum Group or any wholly owned (or in certain circumstances partly owned) affiliate of Forum Group at the lower of the appraised value of the RC or the sum of 115% of the costs incurred in connection with development of the RC and an amount equal to net operating losses incurred between completion and the purchase.

     EMPLOYEES
     ---------

     The Partnership had approximately 1,200 employees at March 22, 1996.
                                       -----
The Partnership believes relations with employees are good.

     ITEM 3.  LEGAL PROCEEDINGS.

     On January 24, 1994, The Russell F. Knapp Revocable Trust (the "Plaintiff") filed a complaint (the "Iowa Complaint") in the United States District Court for the Northern District of Iowa (the "Iowa Court") against the General Partner alleging breach of the Partnership Agreement, breach of fiduciary duty, fraud, and civil conspiracy. The Plaintiff subsequently amended the Iowa Complaint, adding Forum Group as a defendant. The Iowa Complaint alleged, among other things, that the Plaintiff holds a substantial number of Units, that the Board of Directors of the General Partner is not comprised of a majority of independent directors as required by the Partnership Agreement and as allegedly represented in the Partnership's 1986 Prospectus for its initial public offering, and that the General Partner's Board of Directors has approved and/or acquiesced to an 8% management fee charged by Forum Group under the Management Agreement. The Iowa Complaint further alleged that the "industry standard" for such fees is 4%, thereby resulting in an "overcharge" to the Partnership estimated by the Plaintiff at $1.8 million per annum beginning in 1994. The Plaintiff sought the restoration of certain former directors to the Board of Directors of the General Partner and the removal of certain other directors from the Board, an injunction prohibiting the payment of an 8% management fee, and unspecified compensatory and punitive damages. On April 4, 1995, the District Court entered an order dismissing the Iowa Complaint on jurisdictional grounds. Although the Plaintiff filed a notice of appeal of the Iowa Court's ruling, it subsequently dismissed this appeal.

     On June 15, 1995, the Plaintiff filed a complaint (the "Indiana Complaint") in the United States District Court for the Southern Distrit of Indiana (the "Indiana Court") against the General Partner and Forum Group containing essentially the same allegations asserted in the Iowa Complaint, and seeking essentially the same relief. The defendants moved to dismiss the Indiana Complaint for failure to state a claim for which relief could be granted and, in response, on December 11, 1995 the Plaintiff amended the Indiana Complaint. The defendants have also moved to dismiss the amended complaint on similar grounds. The parties are awaiting the Indiana Court's ruling.

     The General Partner intends to vigorously defend against this litigation. The Partnership, in accordance with the Management Agreement, reimbursed the General Partner for $89,000 and $146,000 of litigation costs relating to this claim in 1995 and 1994, respectively.

     See "Item 7 - Management's Discussion and Analysis of Financial Condition
     ---
and Results of Operation" for further discussion of the Management Agreement.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the fourth quarter of 1995 to a vote of security holders.

                                    PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED UNITHOLDER
MATTERS.

     (a)  MARKET INFORMATION. The principal United States market in which Units
          ------------------
are being traded is the American Stock Exchange (symbol: FRL).

The high and low sales prices for Units for each full quarterly period within the two most recent fiscal years, as reported in the consolidated transaction reporting system, were as follows:

           1994                          High     Low
           ----                          ----     ---
Quarter ended March 31, 1994            $2-7/8   2
Quarter ended June 30, 1994             $2-3/4   1-5/8
Quarter ended September 30, 1994        $2-3/4   1-7/8
Quarter ended December 31, 1994         $2-7/8   2-1/4

            1995                        High      Low
            ----                        ----      ---
Quarter ended March 31, 1995            $2-1/2   2-1/16
Quarter ended June 30, 1995             $2-1/4   2-1/16
Quarter ended September 30, 1995        $2-3/8   1-7/8
Quarter ended December 31, 1995         $2-7/8   2-3/8

     (b)  HOLDERS.   The approximate number of record holders of Preferred
Depository Units as of March 13, 1996, was 436.

     (c) DIVIDENDS. The Partnership has not made any distributions on Preferred Depository Units for the last five years. The Partnership intends to invest its excess cash flow in its expansion program and does not expect to make distributions on Preferred Depository Units in the forseeable future. There necessarily can be no assurance as to whether or when, or at what level, any future cash distributions to holders of Units will be made. See "Item 1 - Business" for a discussion of possible cash needs for expansions of the Partnership's RC's.

     ITEM 6.  SELECTED FINANCIAL DATA.

                                              YEARS ENDED DECEMBER 31
                                              -----------------------
                                      (in thousands except per Unit amounts)

                                   1995      1994      1993      1992      1991
                                   ----      ----      ----      ----      ----
                                        (in thousands except per Unit amounts)
Total revenues                  $49,824   $47,333   $44,176   $41,950   $43,101
Income (loss) before
    extraordinary charge            297       317    (1,762)  (6,112)   (23,431)
Extraordinary charge - early
     extinguishment of debt          -0-       -0-   (2,917)      -0-        -0-
Net income (loss)                   297       317    (4,679)  (6,112)   (23,431)
General Partners' interest in
    net income (loss)                 3         3       (47)     (61)      (234)
Limited Partners' interest in
    net income (loss)               294       314    (4,632)  (6,051)   (23,197)
Average number of Units
    outstanding                  15,285    15,285    10,317    8,785      8,785
Income (loss) per limited
       partner Unit:
   Income (loss) before
     extraordinary charge          0.02      0.02     (0.17)   (0.69)     (2.64)
   Extraordinary charge             -0-       -0-     (0.28)     -0-         -0-
   Net income (loss)               0.02      0.02     (0.45)   (0.69)     (2.64)
Total assets                    110,610   111,163   110,480  109,767    127,945
Long-term obligations            47,984    49,007    49,934   34,070     49,423
Partner's Equity                 38,909    38,612    38,386   30,187     36,299
Cash distributions declared:
     Per Unit                      -         -         -        -          -

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     RESULTS OF OPERATIONS.

INTRODUCTION. At December 31, 1995 and 1994, the Partnership owned nine RC's,
- ------------
all of which were managed by Forum Group. The Partnership reported net income of $297,000 for the year ended December 31, 1995 compared to $317,000 for 1994. Total revenues for the year ended December 31, 1995 increased $2,491,000, or 5.3%, to $49,824,000 compared to 1994. Total revenues consist primarily of routine service and ancillary service revenues. Routine service revenues are generated from monthly charges for independent living units and daily charges for assisted living suites and nursing beds, and are recognized monthly based on the terms of the residents' agreements. Ancillary service revenues are generated on a "fee for service" basis for supplementary items requested by residents, and are recognized as the services are provided.

The combined average monthly rental rate per occupied unit increased approximately 5% from 1994 to 1995, with substantially all of the nine communities experiencing increases. Combined average occupancy at the nine RC's was 93.7% for the twelve-month period ended December 31,

1995, a decrease of approximately 0.1% compared to the same period in 1994. The decrease was primarily the result of two communities which experienced occupancy declines of 3.4% and 3.2%, respectively, with the remaining seven communities experiencing occupancy increases ranging from 0.3% to 6.9% from 1994 to 1995.

     In light of the large and growing segment of the U.S. population which is 75 years of age and older and the relatively low levels of construction of new RCs and other competitive properties during the 1990's compared to the high levels of RC and other real estate construction and development in the 1980's, management of the Partnership presently expects to maintain occupancy levels and to increase billing rates and, therefore, expects net operating income to increase, although there necessarily can be no assurance with respect thereto.

     The Partnership has not made any distributions on its Units in the past five years. Although the increased level of expansion activity was the primary cause of a decrease in cash and cash equivalents of the Partnership in 1995, the Partnership believes that operating results can be expected to improve as a result of the expansion program. Furthermore, the Partnership believes that it can continue to sustain high levels of occupancy at the communities while enhancing operating margins and performance at its communities. There necessarily can be no assurance that operating results will improve or as to whether or when, or at what levels, any distributions will be made. Implementation of the Partnerships' expansion plan will affect the Partnership's levels of distributable cash, if any. See "Item 1- Business" for a discussion of the Partnership's expansion efforts.

TWELVE MONTHS ENDED DECEMBER 31, 1995 AND 1994.  Routine and ancillary
- ----------------------------------------------
revenues increased $2,400,000, or 5.1%, to $49,486,000 over the comparable period last year. The revenue increase is primarily the result of increases in residency fees and charges in the independent living and assisted living component, higher than average occupancy at a majority of the RC's, significant increases in the provision of ancillary healthcare services and a favorable net Medicare settlement of $46,000 in 1995 and an unfavorable net Medicare settlement of $196,000 in 1994 for the comparable period. These revenue increases were partially offset by a revenue decrease at an RC which experienced a decrease in occupancy and relatively flat residency fees and charges. A second RC also experienced a decline in occupancy in 1995, but reflected increased revenues as a result of the provision of a significantly higher level of ancillary services.

Routine expenses and ancillary costs increased $2,561,000, or 7.6%, to $36,073,000 compared to the same period last year. The higher costs and expenses resulted primarily from the increased provision of ancillary healthcare services, higher levels of average occupancy at seven of the nine RC's and normal inflationary and other operational increases in other expenses. The higher occupancy rates principally impact the costs associated with the higher level of nursing, therapy, housekeeping and dining services required by these residents. Additionally, favorable adjustments to worker's compensation insurance costs of $229,000 and $786,000 in 1995 and 1994, respectively, contributed to the increase in costs on a period-to-period comparative basis.

Adjusted for the non-comparable items noted above, Net Operating Income ("NOI"), calculated as routine and ancillary revenues ("operating revenues") less routine and ancillary expenses ("operating expenses") and management fees, decreased $40,000, or .4%, to $9,177,000 and the operating margin (operating revenues less operating expenses) as a percentage of operating revenues decreased from 27.6% in 1994 to 26.5% in 1995. The operating performance of the Partnership was adversely affected by the significant under-performance at a certain RC which experienced only marginal increases in residency fees and charges while experiencing a decrease in occupancy. Excluding the effect of this RC, operating margins as a percentage of operating revenues increased from 27.8% in 1994 to 28.5% in 1995.

Management fees increased as a function of revenue. Depreciation and amortization increased as a result of current and prior year additions to property and equipment. Total interest expense for the year ended December 31, 1995 decreased by $123,000 compared to total interest expense for 1994, due primarily to a reduction in the principal amount of long-term debt.

Pursuant to the terms of the Management Agreement as in effect since the Partnership's formation in 1986, management fees (based on the Partnership's gross operating revenues) payable to Forum Group for all periods prior to 1994 have been deferred. Fees accruing after January 1, 1994 have been paid on a current basis. The deferred management fees were expensed in the Partnership's statements of operations and reflected on a deferred basis in the Partnership's balance sheets for the relevant periods. Accordingly, except for changes in management fees payable resulting from variations in revenue levels, the current payment of such fees for periods after January 1, 1994 had a comparable impact on the Partnership's operating and net income as compared to prior periods, although it did affect the Partnership's cash position commencing in 1994.

TWELVE MONTHS ENDED DECEMBER 31, 1994 AND 1993. Routine and ancillary revenues
- ----------------------------------------------
for the year ended December 31, 1994 increased by $3,289,000, or 8.0%, compared to operating revenues for 1993. This increase is primarily attributable to increases in occupancy, residency fees and charges, and increases in the provision of ancillary healthcare services.

A change in the estimate of amounts reimbursable by third party payors from prior years resulted in the recognition of $210,000 and $379,000 of additional operating revenues for 1994 and 1993, respectively.

Routine and ancillary expenses for the year ended December 31, 1994 increased by $1,242,000, or 4.0%, compared to those combined expenses for the same period of 1993. This increase was principally attributable to changes in occupancy, increased provision of ancillary healthcare services, and normal inflationary increases in other operating expenses, as partially offset by a reduction of $786,000 for the year ended December 31, 1994, due to a reduction in workers' compensation insurance costs.

Management fees increased as a function of revenue. Depreciation and amortization increased as a result of current and prior year additions to property and equipment. Total interest expense for the year ended December 31, 1994 decreased by $722,000 compared to total interest expense for 1993, due primarily to a reduction in the principal amount of long-term debt.

INCOME TAXES.  The Omnibus Budget Reconciliation Act of 1987 provides that
- ------------
certain publicly traded partnerships will be treated as corporations for federal income tax purposes. A grandfather provision delays corporate tax status until 1998 for publicly traded partnerships in existence prior to December 18, 1987. On August 8, 1988, the General Partner was authorized by the limited partners to do all things deemed necessary or desirable to insure that the Partnership is not treated as a corporation for federal income tax purposes. Alternatives available to avoid corporate taxation after 1998 include: (i) selling or otherwise disposing of all or substantially all of the Partnership's assets pursuant to a plan of liquidation and (ii) converting the Partnership into a real estate investment trust or other type of legal entity. Such actions are prohibited or restricted under the Nomura Loan and may require the granting of a waiver by the lender thereunder. There can be no assurance that any such waiver would be granted. There can be no assurance that the Partnership will avoid being taxed as a corporation for federal income tax purposes.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES.  At December 31, 1995, the Partnership had
- -------------------------------
cash and cash equivalents of $2,960,000, accounts receivable of $3,057,000 and current liabilities of $7,708,000. The Partnership believes that it has adequate liquidity to meet its foreseeable working capital requirements.

The Partnership has initiated an expansion program relating to certain of its properties in an effort to further improve the Partnership's results of operations. One expansion project has been completed, three expansion projects have commenced, an additional five expansion projects are expected to commence by late 1996, and an additional five expansion projects are expected to commence after 1996. The four projects as to which construction has been commenced or completed are expected to increase the number of living units owned by the Partnership by approximately 4% at a budgeted capital cost of $3.7 million, and the five additional projects expected to commence by late 1996 are expected to increase the Partnership's number of units by an additional 7% at an expected capital cost of $6.4 million. The expansions are designed to modify the uses of or add capacity to existing facilities without incurring substantial land acquisition and common area build-out costs. The expansions that have not yet commenced will require additional regulatory approvals.

The Partnership presently intends to finance the planned expansion of its existing retirement communities out of the Partnership's cash flow from operations. If cash flow from operations is insufficient to complete such expansion on a timely basis, the expansion may be delayed, reduced in scope or discontinued. In that event, the Partnership may seek to obtain financing from Forum Group or the General Partner, although they have no obligation to provide any such financing. The Nomura Loan restricts the ability of the Partnership to obtain third-party financing (other than from Forum Group or the General Partner, on an unsecured, subordinated basis) above $1 million in the aggregate, and prohibits the imposition of liens on the Partnership's assets. There can be no assurance that a waiver can be obtained from the lender to permit any third-party financing, or whether, when and on what terms any such financing may be available.

The implementation of the expansion program and its impact on the value of an investment in the Partnership is subject to a number of variables, including without limitation the cost and availability of any required financing, the timing with respect to obtaining any such financing, the ability to obtain required zoning variances and permits from local governmental authorities and the timing thereof, whether development and construction costs are higher or lower than anticipated, whether construction is completed faster or slower than anticipated, whether newly added living units are occupied faster or slower than anticipated and whether operating costs are higher or lower than anticipated.

As discussed above, the management fee payable to Forum Group of $15,780,000 for all periods from the formation of the Partnership in 1986 to December 31, 1993 was deferred. Management fees for periods after December 31, 1993 are being paid quarterly, in arrears. Deferred management fees are payable to Forum Group out of proceeds of sales and refinancings after making distributions of those proceeds in an amount sufficient to (i) meet limited partners' tax liabilities,
(ii) repay limited partners' capital contributions, and (iii) pay a 12% cumulative, simple annual return on limited partners' unrecovered capital contributions. Deferred management fees become immediately due and payable in the event that the Management Agreement is terminated, which may occur under certain conditions including, but not limited to, if Forum Retirement, Inc. is removed as the General Partner and 80% in interest of the limited partners vote to terminate such agreement. The Partnership is unable to predict when or if management fees deferred prior to January 1, 1994 will become payable.

Operating activities provided $1,057,000 less cash during the year ended December 31, 1995 than during 1994 due principally to the timing of payments of management fees and amounts due to parent of General Partner as well as an increase in accrued revenues and expenses, net.

Investing activities used $2,133,000 more cash during the year ended
December 31, 1995 then during 1994, due principally to the significant increase in expansion and renovation activity at several of the RC's funded by cash from operating activities.

Financing activities used $326,000 more cash during the year ended December 31, 1995 then during 1994, due principally to an increase in restricted cash which resulted from the establishment of additional fixed asset, insurance and real estate tax reserve funds during 1995.

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

INFLATION. Management does not believe that inflation has had a material
- ---------
effect on net income. To the extent possible, increased costs are recovered through increased residency fees and charges.

IMPACT OF ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED. Statement of Financial
- ----------------------------------------------------
Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued in March 1995 and is effective for fiscal years beginning after December 15, 1995.

On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standard (SFAS) No. 121. No adjustment of the carrying values of the Partnership's real estate property investments was required at January 1, 1996 as a result of adopting SFAS No. 121.

     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following consolidated financial statements are filed under this Item:

                                                                                 PAGE(S)
                                                                                 -------
Independent Auditors' Report .........................................................17
Consolidated Balance Sheets - December 31, 1995 and 1994..............................18
Consolidated Statements of Operations - Years ended
  December 31, 1995, 1994 and 1993....................................................19
Consolidated Statements of Partners' Equity - Years ended
  December 31, 1995, 1994 and 1993....................................................20
Consolidated Statements of Cash Flows - Years ended
  December 31, 1995, 1994 and 1993....................................................21
Notes to Consolidated Financial Statements............................................22

INDEPENDENT AUDITORS' REPORT
- ----------------------------


The Partners
FORUM RETIREMENT PARTNERS, L.P.:

We have audited the accompanying consolidated balance sheets of Forum Retirement Partners, L.P. and subsidiary partnership as of December 31, 1995 and 1994 and the related consolidated statements of operations, partners' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forum Retirement Partners, L.P. and subsidiary partnership as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.






Indianapolis, Indiana
February 9, 1996, except as to note 7,
   which is as of March 25, 1996

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

                          Consolidated Balance Sheets

                          December 31, 1995 and 1994

                                (in thousands)

          ASSETS                                                             1995     1994
          ------                                                             ----     ----
Current assets:
  Cash and cash equivalents                                                $  2,960    5,588
  Accounts receivable, less allowance for doubtful
   accounts of $227 and $208                                                  3,057    2,650
  Other receivables                                                              30       33
  Estimated third-party settlements                                             550      300
  Inventory and prepaid expenses                                                639      877
  Other current assets                                                           75       88
                                                                           --------  -------
       TOTAL CURRENT ASSETS                                                   7,311    9,536
                                                                           --------  -------
Restricted cash                                                               4,154    2,625
                                                                           ========  =======
Property and equipment:
  Land and land improvements                                                 14,867   14,758
  Buildings                                                                  99,293   97,885
  Furniture and equipment                                                     9,198    8,174
  Construction in progress                                                    1,478       33
                                                                           --------  -------
                                                                            124,836  120,850
  Less accumulated depreciation                                              27,630   24,000
                                                                           --------  -------
       NET PROPERTY AND EQUIPMENT                                            97,206   96,850
                                                                           --------  -------
Deferred financing costs, net of accumulated
  amortization of $714 and $352                                               1,939    2,152
                                                                           --------  -------
                                                                           $110,610  111,163
                                                                           ========  =======
   LIABILITIES AND PARTNERS' EQUITY
   --------------------------------

Current liabilities:
  Current portion of long-term debt                                           1,023      927
  Accounts payable and accrued expenses                                       4,298    3,969
  Management fees and amounts due to parent of general partner                1,121    1,195
  Resident deposits                                                           1,266    1,445
                                                                           --------  -------
       TOTAL CURRENT LIABILITIES                                              7,708    7,536

Long-term debt, less current portion due within one year                     47,984   49,007
Deferred management fees due to parent of general partner                    15,780   15,780
                                                                           --------  -------
       TOTAL LIABILITIES                                                     71,472   72,323
                                                                           --------  -------

General partner's equity in subsidiary partnership                              229      228
                                                                           --------  -------
Partners' equity:
  General partner                                                               495      492
  Limited partners (15,285 units issued and outstanding)                     38,414   38,120
                                                                           --------  -------
       TOTAL PARTNERS' EQUITY                                                38,909   38,612

Commitments and contingencies (note 4)                                     --------  -------
                                                                           $110,610  111,163
                                                                           ========  =======

         See accompanying Notes to Consolidated Financial Statements.

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

                     Consolidated Statements of Operations

                 Years ended December 31, 1995, 1994 and 1993

                    (in thousands except per unit amounts)

                                                               1995     1994    1993
                                                               ----     ----    ----
Revenues:
  Routine revenue                                              $43,609  42,215  39,781
  Ancillary revenue                                              5,877   4,871   4,016
  Other income                                                     338     247     379
                                                               -------  ------  ------
         TOTAL REVENUES                                         49,824  47,333  44,176
                                                               -------  ------  ------

Costs and expenses:
  Routine expenses                                              31,305  29,636  29,234
  Ancillary costs                                                4,768   3,876   3,036
  Management fees to parent of general partner                   3,961   3,767   3,516
  General and administrative                                       512     714     699
  Litigation                                                        89     146     -
  Depreciation                                                   3,630   3,491   3,356
  Interest, including amounts to parent of general
      partner of $28, $38 and $50                                5,261   5,384   6,106
                                                               -------  ------  ------
         TOTAL COSTS AND EXPENSES                               49,526  47,014  45,947
                                                               -------  ------  ------

         INCOME (LOSS) BEFORE GENERAL PARTNER'S
           INTEREST IN INCOME (LOSS) OF SUBSIDIARY
           PARTNERSHIP AND EXTRAORDINARY CHARGE                    298     319  (1,771)

General partner's interest in income (loss) of subsidiary
  partnership                                                        1       2      (9)
                                                               -------  ------  ------

         INCOME (LOSS) BEFORE EXTRAORDINARY CHARGE                 297     317  (1,762)

Extraordinary charge - early extinguishment of debt                -       -    (2,917)
                                                               -------  ------  ------

         NET INCOME (LOSS)                                         297     317  (4,679)

General partner's interest in net income (loss)                      3       3     (47)
                                                               -------  ------  ------

Limited partners' interest in net income (loss)                $   294     314  (4,632)
                                                               =======  ======  ======

Average number of limited partner units outstanding             15,285  15,285  10,317
                                                               =======  ======  ======

Income (loss) per limited partner unit:
  Income (loss) before extraordinary charge                       0.02    0.02   (0.17)
  Extraordinary charge                                             -       -     (0.28)
                                                               -------  ------ -------

         NET INCOME (LOSS)                                       $0.02    0.02   (0.45)
                                                               -------  ------ -------

         See accompanying Notes to Consolidated Financial Statements.

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

                  Consolidated Statements of Partners' Equity

                 Years ended December 31, 1995, 1994 and 1993

                                (in thousands)

                                                 General   Limited
                                                 partner   partners
                                                 --------  ---------
Balances at December 31, 1992                     $  409     29,778

  Capital contributions from issuance of
    6,500 units, net of offering costs of $ 253      128     12,750

  Net loss                                           (47)    (4,632)
                                                  ------    -------

Balances at December 31, 1993                        490     37,896

  Offering costs                                      (1)       (90)

  Net income                                           3        314
                                                  ------    -------

Balances at December 31, 1994                        492     38,120

  Net income                                           3        294
                                                  ------    -------

Balances at December 31, 1995                     $  495     38,414
                                                  ------    -------



Accumulated balances:
  Capital contributions                            1,173    116,279
  Offering costs                                      (4)    (6,715)
  Cash distributions                                (255)   (29,679)
  Accumulated losses                                (419)   (41,471)
                                                  ------    -------

Balances at December 31, 1995                     $  495     38,414
                                                  ------    -------

         See accompanying Notes to Consolidated Financial Statements.

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

                     Consolidated Statements of Cash Flows

                 Years ended December 31, 1995, 1994 and 1993

                                (in thousands)



                                                                            1995     1994      1993
                                                                            ----     ----      ----
Cash flows from operating activities:
  Net income (loss)                                                      $   297      317    (4,679)
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation of property and equipment                              3,630    3,491     3,356
       Amortization of deferred financing costs                              362      352       479
       Extraordinary charge                                                  -        -       2,917
       Deferred management fees due to parent of general partner             -        -       3,516
       Management fees and amounts due to parent of general partner           47      732       -
       Accrued revenues and expenses, net                                   (174)      42    (4,210)
       Other                                                                (178)     107       121
                                                                           -----    -----    ------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                          3,984    5,041     1,500
                                                                           -----    -----    ------

Cash flows from investing activities -
  Additions to property and equipment                                     (3,986)  (1,853)   (1,210)
                                                                           -----    -----    ------
        NET CASH USED BY INVESTING ACTIVITIES                             (3,986)  (1,853)   (1,210)
                                                                           -----    -----    ------

Cash flows from financing activities:
  Reduction of long-term debt                                             (1,048)    (949)  (59,260)
  Proceeds from long-term debt                                               -        -      50,707
  Yield maintenance premium and other expenses
     in connection with refinancing                                          -        -      (2,602)
  Deferred financing costs                                                   (49)    (293)   (2,436)
  Capital contributions                                                      -        -      13,131
  Offering costs                                                             -       (152)     (192)
  Net decrease (increase) in restricted cash                              (1,529)    (906)      174
                                                                           -----    -----    ------
        NET CASH USED BY FINANCING ACTIVITIES                             (2,626)  (2,300)     (478)
                                                                           -----    -----    ------

Net increase (decrease) in cash and cash equivalents                      (2,628)     888      (188)

Cash and cash equivalents at beginning of year                             5,588    4,700     4,888
                                                                           -----    -----    ------

Cash and cash equivalents at end of year                                 $ 2,960    5,588     4,700
                                                                           -----    -----    ------

         See accompanying Notes to Consolidated Financial Statements.

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

                  Notes to Consolidated Financial Statements

                          December 31, 1995 and 1994


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

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

    To facilitate the refinancing of its long-term debt, the Partnership and Forum Group entered into a Recapitalization Agreement (the "Recapitalization Agreement") in October 1993, which provided for, among other things, an immediate infusion of $13.1 million of equity into the Partnership by a wholly owned subsidiary of Forum Group. The Partnership applied the $13.1 million of proceeds to the partial prepayment of the outstanding principal balance of the secured bank credit agreement that was to mature on December 31, 1993. To repay the remaining amount due on the secured bank credit agreement and other indebtedness of the Partnership, on December 28, 1993, the Partnership obtained $50.7 million in new mortgage financing (see note
    3).

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

    In September 1995, Forum Group commenced a tender offer for any and all outstanding units not already owned by it at $2.83 per unit. The tender offer was completed in December 1995, with 2,644,724 units being purchased. Forum Group owned 79.0% of the Partnership at December 31, 1995.

                                                                     (Continued)

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

                  Notes to Consolidated Financial Statements

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

    Inventory and Prepaid Expenses
    ------------------------------

    Inventory consists primarily of supplies used in the care of residents and are stated at the lower of cost (first-in, first-out method) or market. Prepaid expenses consist primarily of prepaid insurance costs and are expensed ratably over the terms of the policies.

    Property and Equipment
    ----------------------

    Property and equipment are carried at cost. Depreciation is computed on the straight-line method. The annual rate of depreciation for the Partnership's buildings is based on a 40 year composite life. Furniture and equipment are generally depreciated using composite lives ranging primarily from 7 years to 10 years. The Partnership records a provision for value impairment whenever the estimated future undiscounted cash flows from the property's operations or projected sale are less than the property's net carrying value.

    On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. No adjustment of the carrying values of the Partnership's real estate property investments was required at January 1, 1996 as a result of adopting SFAS No. 121.

    Deferred Costs
    --------------

    Financing costs are amortized to interest expense on the straight-line method over the term of the related loan agreement.

    Revenues
    --------

    Routine revenue is generated from monthly charges for independent living units and daily charges for assisted living suites and nursing beds, and is recognized monthly based on the terms of the residents' agreements. Advance payments received for services are deferred until the services are provided. Ancillary revenue is generated on a "fee for service" basis for supplementary items requested by residents, and are recognized as the services are provided.


                                                                     (Continued)

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

                  Notes to Consolidated Financial Statements

    Revenues include amounts estimated by management to be reimbursable by Medicare, Medicaid and other cost-based programs. Cost-based reimbursements are subject to audit by agencies administering the programs, and provisions are made for potential adjustments that may result. To the extent those provisions vary from settlements, revenues are charged or credited when the adjustments become final. A change in the estimate of amounts reimbursable by third party payors from prior years resulted in the recognition of $261,000, $210,000 and $379,000 of additional revenue for 1995, 1994 and
    1993, respectively.

    Income Taxes
    ------------

    As partnerships, the allocated share of income or loss for the year is includable in the income tax returns of the partners; accordingly, income taxes are not reflected in the accompanying consolidated financial statements.

    The tax basis of the Partnership's assets are approximately $20,000,000 less than the basis reported for financial statement purposes, primarily due to the carryover tax basis of the affiliated operating partnerships and differences in tax reporting methods.

    Per Unit Data
    -------------

    The net income (loss) per unit is based on the limited partners' interest in the net income (loss) divided by the average number of limited partner units outstanding.

    Use of Estimates in the Preparation of Financial Statements
    -----------------------------------------------------------

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Reclassifications
    -----------------

    Certain amounts in the 1994 and 1993 financial statements have been reclassified to conform with the 1995 presentation.

(2) CASH
    ----

    Restricted cash includes required property, working capital and other reserves amounting to $2,876,000 and $1,434,000 at December 31, 1995 and 1994, respectively, and residents' deposits of $1,278,000 and $1,191,000 at December 31, 1995 and 1994, respectively.

    Cash and cash equivalents include cash and highly liquid investments with a maturity of three months or less.


                                                                     (Continued)

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

                  Notes to Consolidated Financial Statements


(3) LONG-TERM DEBT
    --------------

    On December 28, 1993, the Partnership entered into a new mortgage loan agreement for $50,707,000, and the proceeds were used to retire the split coupon mortgage notes, including the yield maintenance premium, and the bank credit facility and to pay related fees and expenses of $775,000. The new loan requires monthly payments of principal (based on a 20-year amortization) and interest at 9.93% per annum to maturity on January 1, 2001. The loan agreement prohibits prepayment for three years and requires payment of a yield maintenance premium, as defined, if prepaid thereafter. Additional principal payments are required if the debt service coverage ratio, as defined, is below specified levels. The loan is secured by all of the Partnership's RCs. Scheduled principal payments on the mortgage loan as of December 31, 1995 are $1,023,000 in 1996, $1,129,000 in 1997, $1,247,000
    in 1998, $1,376,000 in 1999 and $1,520,000 in 2000.

    The prepayment of the split coupon mortgage notes in 1993 required a yield maintenance premium of $2,142,000 which is included in extraordinary charge in the accompanying consolidated statements of operations. Base interest rates ranged from 7.75% to 9.25%, payable monthly, and additional interest rates ranged from 2.25% to 3.00%, payable monthly from net operating cash flow for the previous month, as defined, for an effective rate of 11.46% through December 28, 1993.

    Interest under the bank credit facility was payable quarterly through March 1993, and monthly thereafter, at the bank's reference rate plus 2%.

    Amounts due to parent of general partner include long-term debt of $336,000 and $457,000 at December 31, 1995 and 1994, respectively, with a blended interest rate of 7.2% and maturities in varying amounts through January 31, 2004.

    Interest paid during 1995, 1994 and 1993 totaled $4,946,000, $4,679,000 and
    $5,872,000, respectively.

(4) COMMITMENTS AND CONTINGENCIES
    -----------------------------

    In connection with the formation of the Partnership, the Partnership entered into a long-term management agreement with Forum Group which requires fees of 8% of gross operating revenues. Through December 31, 1993, the agreement provided for the deferral of the payment of the fees if net cash flow was not adequate to make certain distributions to limited partners. Since cash flow was not adequate to make the distributions, the $15,780,000 of management fees earned since formation of the Partnership through December 31, 1993 was deferred. The Partnership also reimbursed Forum Group for general and administrative costs incurred on behalf of the Partnership, which amounted to $180,000 in 1995, 1994 and 1993.


                                                                     (Continued)

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

                  Notes to Consolidated Financial Statements

    On January 24, 1994, the Russell F. Knapp Revocable Trust (the "Plaintiff"), filed a complaint (the "Iowa Complaint") in the United States District Court for the Northern District of Iowa (the "District Court") against the General Partner alleging breach of the Partnership Agreement, breach of fiduciary duty, fraud and civil conspiracy. The Plaintiff subsequently amended the Iowa Complaint, adding Forum Group as a defendant. The Iowa Complaint alleged, among other things, that the Plaintiff holds a substantial number of Units, that the Board of Directors of the General Partner is not comprised of a majority of independent directors, as required by the Partnership Agreement and as allegedly represented in the Partnership's 1986 Prospectus for its initial public offering, and that the General Partner's Board of Directors has approved and/or acquiesced to an 8% management fee charged by Forum Group under the Management Agreement. The Iowa Complaint further alleged that the "industry standard" for such fees is 4% thereby resulting in an "overcharge" to the Partnership estimated by the Plaintiff at $1.8 million per annum, beginning in 1994. The Plaintiff sought the restoration of certain former directors to the Board of Directors of the General Partner and the removal of certain other directors from that Board, an injunction prohibiting the payment of an 8% management fee, and unspecified compensatory and punitive damages. On April 4, 1995, the District Court entered an order dismissing the Complaint on jurisdictional grounds. Although the Plaintiff filed a notice of appeal of the District Court's ruling, it subsequently dismissed this appeal.

    On June 15, 1995, the Plaintiff filed a complaint (the "Indiana Complaint") in the United States District Court for the Southern District of Indiana (the "Indiana Court") against the General Partner and Forum Group containing essentially the same allegations asserted in the Iowa Complaint and seeking essentially the same relief. The defendants moved to dismiss the Indiana Complaint for failure to state a claim for which relief could be granted and, in response, on December 11, 1995 the Plaintiff amended the Indiana Complaint. The defendants have also moved to dismiss the amended complaint on similar grounds. These parties are awaiting the Indiana Court's ruling.

    The General Partner will continue to vigorously defend against this litigation. In accordance with the Management Agreement, the Partnership reimbursed the General Partner for $89,000 and $146,000, for the years ended December 31, 1995 and 1994, respectively, of litigation costs relating to this litigation.

(5) EMPLOYEE BENEFIT PLAN
    ---------------------

    Effective April 1, 1993, Forum Group established a defined contribution profit sharing plan, including features under Section 401(k) of the Internal Revenue Code, which will provide retirement benefits to its eligible employees. The Partnership contributes to the plan for participants employed at the RCs. The Partnership has expensed $57,000, $43,000 and $34,000 in 1995, 1994 and 1993, respectively, relating to its portion of employee contributions under this plan.


                                                                     (Continued)

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

                  Notes to Consolidated Financial Statements


(6) FAIR VALUE OF FINANCIAL INSTRUMENTS
    -----------------------------------

    Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of all financial assets and liabilities for which it is practicable to estimate. Fair value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its financial instruments (excluding property indebtedness) approximates their fair value due to the relatively short maturity of these instruments. There is no quoted market value available for any of the Partnership's instruments. Property indebtedness, with a carrying amount of $49,007,000, at December 31, 1995, has been calculated to have a fair value of $51,163,000 by discounting the scheduled loan payments to maturity using rates that are believed to be currently available for debt of similar terms and maturities. Due to restrictions of transferability and prepayment, previously modified debt terms and other property specific competitive conditions, the Partnership may be unable to refinance the indebtedness to obtain such calculated debt amounts reported.

(7) SUBSEQUENT EVENT
    ----------------

    On February 15, 1996, Forum Group, Marriott International, Inc, and a subsidiary thereof (collectively "Marriott") entered into an Agreement and Plan of Meger (the "Merger Agreement"). Pursuant to the Merger Agreement, Marriot completed a tender offer for the shares of Forum Group on March 23, 1996. On March 25, 1996, Marriott purchased over 99.1% of the outstanding common stock of Forum Group, following which, Marriott designated six persons to the nine member Board of Directors of Forum Group. Marriott has informed Forum Group that it has no present plans to cause the General Partner to materially change the Partnership's current operations, although it necessarily reserved the right to propose such changes as it deems appropriate in the future.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE.

       None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.

     The following table lists the names and ages of all current directors and executive officers of the General Partner; all positions and offices with the General Partner held by each such person; each such person's term of office as a director or an executive officer, and the period during which he has served as such; and each such person's business experience for the past five years. The directors of the General Partner serve as such until their successors are elected and qualified. The executive officers of the General Partner serve at the pleasure of the Board of Directors of the General Partner.

NAME, PRINCIPAL OCCUPATION                                                           SERVED
AND BUSINESS EXPERIENCE                                                              SINCE           AGE
- -----------------------                                                              -----           ---

Directors:
- ----------
Paul E. Johnson, Jr. (1)                                                             March 1996      48
   Mr. Johnson is Chairman of the Board and President of the General Partner,
   and Executive Vice President and General Manager of the Senior Living
   Services Division of Marriott. Mr. Johnson joined Marriott Corporation in
   1983 in Corporate Financial Planning & Analysis. In 1987, he was promoted to
   Group Vice President of Finance and Development for the Marriott Service
   Group and later assumed responsibility for real estate development for
   Marriott Senior Living Services. During 1989, he served as Vice President and
   General Manager of Marriott's Travel Plazas division. Mr. Johnson subsequently served as Vice President and General Manager of Marriott Family
   Restaurants from December 1989 through 1991. In October 1991, he was appointed to his present position as Executive Vice President and General
   Manager of Marriott Senior Living Services.

John F. Sexton                                                                       1993            63
   Mr. Sexton is a director of the General Partner; Chairman, Evans-McKinsey
   Company, since 1993, theretofore Chief Financial Officer, Lomas Financial
   Corporation since prior to 1989; director of Forecast Homes since 1992;
   director of Americana Hotels and Realty Corp. since prior to 1989; Chairman and
   Director of Mutual Equity Mortgage since 1994.

(1) Mr. Johnson was appointed to fill the vacancy created by the resignation of Mr. McNamara on March 25, 1996.

NAME, PRINCIPAL OCCUPATION                                                           SERVED
AND BUSINESS EXPERIENCE                                                              SINCE           AGE
- -----------------------                                                              -----           ---
James C. Leslie                                                                      1993            39
   Mr. Leslie is a director of the General Partner; Executive Vice President -
   Financial Services and director of The Staubach Company since 1992 and director since prior to 1989; President and director of Wolverine Holding Company since prior to 1989; director of Columbus Realty Trust since 1993.

William J. Shaw                                                                      March 1996      50
   Mr. Shaw is a Vice President of the General Partner. Mr. Shaw was elected
   President of the Marriott Service Group in February 1992, which now comprises
   Marriott's Contract Services Group. He joined Marriott Corporation in 1974, was Corporate Controller in 1979 and a Vice President in 1982. In 1985, he
   assumed responsibility for Marriott Corporation's Tax Department and Risk
   Management department and was elected Senior Vice President - Finance. In
   1986, Mr. Shaw was elected Senior Vice President - Finance and Treasurer of
   Marriott Corporation. He was elected Executive Vice President of Marriott
   Corporation and promoted to Chief Financial Officer in April 1988.

Terrence P. Morrow                                                                   March 1996      48
   Mr. Morrow is Treasurer and a Vice President of the General Partner. Mr.
   Morrow is Senior Vice President of Finance for Marriott Senior Living Services
   with responsibility for the Accounting, Finance and Information Systems
   functions of the Business. Mr. Morrow has worked for Marriott since 1970 and has been in his current job since 1990. Previously, he was Vice President of
   Marriott Suites and Vice President of Internal Audit for Marriott Corporation.
   Mr. Morrow also spent 17 years in the Hotel Division where he held positions as a Hotel Controller, Regional Controller and Vice President Area Controller.

Lawrence B. Murphy                                                                   March 1996      38
   Mr. Murphy is a Vice President of the General Partner.  Mr. Murphy joined
   Marriott in 1983 and served in various capacities in its Lodging Division, including Vice President of Rooms Operations, Vice President of Service
   Development and General Manager, until March 1995 when he joined the Senior
   Living Services Division as Vice President for Operations.

Edward L. Bednarz                                                                    March 1996      53
   Mr. Bednarz is a Vice President of the General Partner. Mr. Bednarz joined
   Marriott's Law Department in 1973 and has served as the principal attorney for the Senior Living Services Division since 1992.

NAME, PRINCIPAL OCCUPATION                                                           SERVED
AND BUSINESS EXPERIENCE                                                              SINCE           AGE
- -----------------------                                                              -----           ---
G. Cope Stewart III                                                                  March 1996      54
   Mr. Stewart is a Vice President of the General Partner. Mr. Stewart has
   served as Associate General Counsel, Corporate Affairs Department of Marriott
   since February 1994. From 1986 to 1994, Mr. Stewart was a partner in the
   Washington, D.C. law firm of Arent Fox Kintner Plotkin & Kahn. Prior to 1986,
   Mr. Stewart was engaged in the private practice of law in Washington, D.C.

See.  "Item 1--Business" for a discussion of a change in control of Forum
- ---
Group that occurred on March 25, 1996.

The Partnership Agreement provides that the Board of Directors of the General Partner shall at all times contain a majority of individuals each of whom is an Independent Director. The Partnership Agreement defines an "Independent Director" as a person who is not (i) a director, officer or employee of, (ii) a holder of 1% or more of the capital stock of, or (iii) an Affiliate of, the General Partner or any of its affiliates. Vacancies of Independent Directors are filled by the remaining Independent Director(s).

The certificate of incorporation of the General Partner requires that a majority of the Board of Directors of the General Partner consist at all times of individuals who are each an Independent Director. The certificate of incorporation defines an "Independent Director" to be a person meeting the same test set forth in the Partnership Agreement; except that, for so long as the Nomura Loan remains outstanding, the Board of Directors of the General Partner shall contain a majority of individuals each of whom (i) is not, and during the immediately preceding five years has not been, a director (other than a director of the General Partner), officer or employee of Forum Group or any of its subsidiaries or Affiliates, and (ii) does not have, and has not had during the immediately preceding five years, any ownership interest in the General Partner, Forum Group or any other subsidiary or Affiliate thereof. The certificate of incorporation provides that any vacancy on the Board created by the removal or withdrawal of an Independent Director shall be filled by an Independent Director selected by the remaining Independent Directors, and if there are none, by the shareholders of the General Partner.

Messrs. Leslie and Sexton are Independent Directors under each of the foregoing definitions. See "Item 3 - Legal Proceedings" for a discussion of certain litigation challenging the constitution of the Board of Directors of the General Partner and the Management Agreement entered into in 1986 in connection with the formation of the Partnership.

ITEM 11.    EXECUTIVE COMPENSATION.

No cash or other compensation is paid to any officer of the General Partner for services rendered in any capacity to the Partnership and its affiliated operating partnership.

Messrs. Sexton and Leslie are compensated for all services as a director at the rate of $18,000 per year, payable quarterly in advance, plus $1,500 for each board or committee meeting attended in person and $1,000 per meeting attended telephonically. Mr. Johnson will receive no compensation for his service as a director. Until his resignation in March 1996, Mr. McNamara was compensated for all services as a director at the rate of $15,000 per year, payable quarterly in advance.

In addition to amounts payable to Forum Group under the Management Agreement, Forum Group and the General Partner are entitled to the reimbursement of various amounts and to indemnification for certain costs and losses under the Management Agreement and the Partnership Agreement.

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)  Security Ownership of Certain Beneficial Owners. The following table shows
     -----------------------------------------------
the numbers and percentages of Units owned beneficially on January 5, 1996 by any person known to the Partnership to be the beneficial owner of more than 5% of the issued and outstanding units. Each person has sole voting and investment power as to the Units beneficially owned by that person. In addition to the Units beneficially owned by it, Forum Group beneficially owns the General Partner's 1% general partnership interest.

                                                        Units
                                                        -----
Name and Address of                                              Percent of
Beneficial Owner                             Number                 Total
- ----------------                             ------              ----------
   Forum Group, Inc. (1)                     12,072,515          79.0%
   11320 Random Hills Road
   Fairfax, Virginia   22030

____________

     (1) Includes Units owned by a wholly owned subsidiary of Forum Group.

In the fourth quarter of fiscal 1995, Forum Group acquired 2,644,724 Units through an offer to purchase any and all outstanding Units at a price of $2.83 per Unit in cash.

(b)  Security Ownership of Management. None of the directors or officers of the
     --------------------------------
General Partner beneficially owns any Units, except insofar as they may be deemed beneficially to own Units owned by Forum or its affiliates.

Changes in Control.  See "Item 1- Business" for a discussion of a change of
- ------------------
control of Forum Group that occurred on March 25, 1996.

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Under the Management Agreement, for fiscal 1995, Forum Group received (i) management fees of $3,961,000, (ii) reimbursement of $180,000 for direct expenses incurred on behalf of the Partnership, and for office expenses, salaries, compensation expenses, administrative expenses and other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership, and (iii) reimbursement of $89,000 of litigation costs (see
Item 3, Legal Proceedings). Forum Group is the parent company of the General Partner, and beneficially owns 79.0% of the Units.

     At December 31, 1995, deferred management fees payable to Forum Group under the Management Agreement totaled approximately $15,780,000. See "Item 1 - Partnership Recapitalization" and Item 7 of Part I of this Report for a discussion of the Management Agreement.

                                    PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) DOCUMENTS FILED AS PART OF REPORT. The following document are filed as a part of this report:

     1.   FINANCIAL STATEMENTS:

The following consolidated financial statements of the Partnership and its affiliated operating partnership are filed under Item 8 of this report:

                                                                         PAGE(S)
                                                                         -------
Independent Auditors' Report..................................................17
Consolidated Balance Sheets - December 31, 1995 and 1994......................18
Consolidated Statements of Operations - Years ended
     December 31, 1995, 1994 and 1993.........................................19
Consolidated Statements of Partners' Equity - Years ended
     December 31, 1995, 1994 and 1993.........................................20
Consolidated Statements of Cash Flows - Years ended
     December 31, 1995, 1994 and 1993.........................................21
Notes to Consolidated Financial Statements....................................22


     2.   FINANCIAL STATEMENT SCHEDULES:

          The following other financial statements and financial statement schedules are filed pursuant to this item:

                                                                         PAGE(S)
                                                                         -------
Independent Auditors' Report.................................................F-1
Schedule II- Valuation and Qualifying Accounts...............................F-2

All other schedules for which provision is made in Regulation S-X are not required under the related instruction or are inapplicable, and have therefore been omitted.

     3.   EXHIBITS:

                                                                                       PAGE(S)
                                                                                       -------
Exhibit 2(1):  Option Agreement (MLP), dated December 29, 1986, by and among
Forum Group, the Partnership and Operations (incorporated by reference to
Exhibit 2(1) to Registration Statement Number 33-71498 dated November 10, 1993 (the
"1993 Form S-2")............................................................................N/A

Exhibit 2(2):  Recapitalization Agreement, dated October 6, 1993, between
Forum Group and the Partnership (incorporated by reference to Exhibit 10(1) to
Partnership Current Report on Form 8-K, dated October 12, 1993 (the "October 1993 Form
8-K").......................................................................................N/A

Exhibit 2(3):  Letter Agreement, dated December 14, 1993, by and among Forum
Group, Forum A/H and the Partnership (incorporated by reference to Exhibit
2(3) of Amendment No. 1 to the 1993 Form S-2, dated December 21, 1993 ("1993
Amendment No. 1"))..........................................................................N/A

Exhibit 4(1):  Amended and Restated Agreement of Limited Partnership, dated as of December 29, 1986, of the Partnership, as amended (incorporated by reference to Exhibit 4(1) to the 1993 Form S-2).......................................................N/A

Exhibit 10(1):  Management Agreement (MLP), dated as of December 31, 1986, by and among the Partnership, Forum Retirement Operations, L.P., Forum Health
Partners I-A, L.P., Foulk Manor Associates, L.P. and Forum Group (the
"Management Agreement") (incorporated by reference to Exhibit 10(1) to the 1993
Form S-2)...................................................................................N/A

Exhibit 10(2):  First Amendment to Management Agreement, dated as of
September 20, 1986 (incorporated by reference to Exhibit 10(2) to the 1993 Form
S-2)........................................................................................N/A

Exhibit 10(3):  Second Amendment to Management Agreement, dated as of
September 20, 1989 (incorporated by reference to Exhibit 10(3) to the 1993 Form
S-2)........................................................................................N/A

Exhibit 10(4):  Third Amendment to Management Agreement, dated as of
May 27, 1992 (incorporated by reference to Exhibit 10(4) to the 1993 Form
S-2)........................................................................................N/A

Exhibit 10(5):  Fourth Amendment to Management Agreement, dated as of November
9, 1993 (incorporated by reference to Exhibit 10(5) to the 1993 Form S-2)...................N/A

Exhibit 10(6):  Depositary Agreement, dated as of December 29, 1986, by and among the Partnership, the General Partner, limited partners and assignees holding depository receipts and Manufacturers Hanover Trust Company ("Manufacturers") (incorporated by reference to Exhibit 10(6) to the 1993 Form S-2).........................................N/A

Exhibit 10(7):  Assignment of Depositary Agreement from Manufacturers to
American Stock & Trust Company, dated January 1, 1992 (incorporated by reference to Exhibit 10(7) of Amendment No. 2 to the 1993 Form S-2, dated January 5,
1994 ("1993 Amendment No. 2")...............................................................N/A

                                                                                       PAGE(S)
                                                                                       -------
Exhibit 10(8):  Loan Agreement, dated as of December 28, 1993, by and among
FRP Financing Limited, L.P., Nomura Asset Capital Corporation and Bankers Trust
Company (incorporated by reference to Exhibit 10(8) to 1993 Amendment No.
2).......................................................................................  N/A

Exhibit 10(9):  Amendment to Loan Agreement, dated as of January 31, 1994, by and among FRP Financing Limited, L.P., Nomura Asset Capital Corporation and
Bankers Trust Company ...................................................................  E-1

Exhibit 10(10):  Second Amendment to Loan Agreement, dated as of March 31,
1995, by and among FRP Financing Limited, L.P., Nomura Asset Capital
Corporation and Bankers Trust Company ...................................................  E-5

Exhibit 22:  Subsidiaries of the Partnership.............................................  E-22

Exhibit 99:  Forward-Looking Statements .................................................  E-24

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

                                        FORUM RETIREMENT PARTNERS, L.P.,
                                            A DELAWARE LIMITED PARTNERSHIP

                                        BY: FORUM RETIREMENT, INC.
                                            GENERAL PARTNER


        Date:  March 29, 1996           By: /s/ Paul E. Johnson, Jr.
                                            -------------------------------
                                            Paul E. Johnson, Jr., President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                            Title                        Date
- ---------                            -----                        ----

(1) Principal Executive Officer
    of General Partner


/s/ Paul E. Johnson, Jr.             President                   March 29, 1996
- -------------------------
    Paul E. Johnson, Jr.

(2) Principal Financial and
    Accounting Officer of
    General Partner:


/s/ Terrence P. Morrow               Vice President,             March 29, 1996
- -------------------------
     Terrence P. Morrow              Treasurer

(3)   A majority of the Board of
      Directors of General Partner:


/s/ Paul E. Johnson, Jr.                 Director                March 29, 1996
- -------------------------
     Paul E. Johnson, Jr.

/s/ James C. Leslie                      Director                March 29, 1996
- -------------------------
     James C. Leslie

/s/ John F. Sexton                       Director                March 29, 1996
- -------------------------
     John F. Sexton

INDEPENDENT AUDITORS' REPORT
- ----------------------------


The Partners
FORUM RETIREMENT PARTNERS, L.P.:

Under date of February 9, 1996, except as to note 7, which in as of March 25, 1996 we reported on the consolidated balance sheets of Forum Retirement Partners, L.P. and subsidiary partnership as of December 31, 1995 and 1994 and the related consolidated statements of operations, partners' equity and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Indianapolis, Indiana
February 9, 1996

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

- ------------------------------------------------------------------------------------------------------------------------------------

Column A                        Column B                        Column C                        Column D                Column E
- ------------------------------------------------------------------------------------------------------------------------------------

                                                                Additions
- ------------------------------------------------------------------------------------------------------------------------------------

                                Balance              (1)
                                at Beginning    Charged to Cost          Charged to Other       Deductions -         Balance at End
Description                     of Period       and Expenses            Accounts - Describe     Describe             of Period
- ------------------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1995:
   Deducted from asset accounts:
       Allowance for doubtful
         accounts receivable            $208            $312                       $0                   $293  (1)              $227
                                  ==========      ==========                ==========             ==========             ==========



Year ended December 31, 1994:
   Deducted from asset accounts:
       Allowance for doubtful
         accounts receivable            $126            $147                       $0                    $65  (1)              $208
                                  ==========      ==========               ==========              ==========             ==========


Year ended December 31, 1993:
   Deducted from asset accounts:
       Allowance for doubtful
         accounts receivable            $ 86            $226                       $0                   $186   (1)             $126
                                  ==========      ==========               ==========               ==========            ==========

     Note (1) - Uncollectible accounts receivable charged off, less recoveries and contractual adjustments of revenue.