Form 10-Q
period 1996-03-31
FORUM RETIREMENT PARTNERS L P
filed 1996-05-15
CIK 804752

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q


  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
                                      1934



         For Quarter Ended March 31,1996  Commission File Number 1-9302


                        FORUM RETIREMENT PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                                35-1686799
 (State or other jurisdiction of                           (IRS Employer
  incorporation or organization)                            Identification No.)

            11320 Random Hills Road, Suite 400
            Fairfax, Virginia
                                                            22030
            (Address of principal executive offices)       (Zip Code)


                                  703-277-7000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X      No _____
                                         -----

                                     INDEX

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

PART I. FINANCIAL INFORMATION                                                          PAGE
- -----------------------------                                                          ----
Item 1. Financial Statements (Without Audit)

                  Condensed consolidated balance sheets --
                  March 31, 1996 and December 31, 1995                                  3

                  Condensed consolidated statements of operations --
                  Three months ended March 31, 1996 and 1995                            5

                  Condensed consolidated statement of partners' equity --
                  March 31, 1996 and December 31, 1995                                  6

                  Condensed consolidated statements of cash flows --
                  Three months ended March 31, 1996 and 1995                            7

                  Notes to condensed consolidated financial statements --
                  March 31, 1996                                                        8

Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                     10

PART II. OTHER INFORMATION
- ---------------------------

Item 1.  Legal Proceedings                                                             16

Item 2.  Changes in Securities                                                         16

Item 3.  Defaults Upon Senior Securities                                               16

Item 4.  Submission of Matters to a Vote of Security Holders                           16

Item 5.  Other Events                                                                  16

Item 6.  Exhibits and Reports on Form 8-K                                              16

SIGNATURES                                                                             17
- ----------


                         PART I. FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS
                         -----------------------------

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Without Audit)

                                                 March 31,           December 31,
                                                   1996                 1995
                                               -------------       -------------
                                                        (in thousands)


                        ASSETS
                        ------
Current Assets:

Cash and cash equivalents                    $  2,966              $    2,960
Accounts receivable, less allowances
  for
  doubtful accounts of $298 for 1996
  and $227 for 1995                             3,330                   3,057
 Other receivables                                 38                      30
 Estimated third-party settlements                339                     550
 Inventory and prepaid expenses                   421                     639
 Other current assets                              74                      75
                                             --------                --------

 TOTAL CURRENT ASSETS                           7,168                   7,311
                                             --------                --------

Restricted cash                                 4,662                   4,154
                                             --------                --------

Property and equipment:
   Land                                        14,867                  14,867
   Buildings                                   99,452                  99,293
   Furniture and equipment                      9,254                   9,198
   Construction in progress                     2,379                   1,478
                                             --------                --------

                                              125,952                 124,836

 Less accumulated depreciation                 28,578                  27,630
                                             --------                --------

 Property and Equipment, net                   97,374                  97,206
                                             --------                --------

Deferred costs, net of accumulated
  amortization of $806 in 1996 and
  $714 in 1995                                  1,847                   1,939
                                           ----------              ----------

TOTAL ASSETS                               $  111,051              $  110,610
                                           ----------              ----------


See Notes to Condensed Consolidated Financial Statements.

                         PART I. FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS
                         -----------------------------

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Without Audit)

                                                        March 31,      December 31,
                                                          1996            1995
                                                      -----------      -----------
                                                              (in thousands)
                      LIABILITIES AND PARTNERS' EQUITY
                      -------------------------------

Current Liabilities:

 Current portion of long-term debt                        $  1,049   $  1,023
 Accounts payable and accrued expenses                       4,773      4,298
 Management fees and amounts due to parent of
  general partner                                              951      1,121
 Resident deposits                                           1,272      1,266
                                                          --------   --------

 Total Current Liabilities                                   8,045      7,708

 Long-term debt, less current portion payable
  within one year                                           47,711     47,984
 Deferred management fees due to parent of
  general partner                                           15,780     15,780
                                                          --------   --------

 TOTAL LIABILITIES                                          71,536     71,472
                                                          --------   --------

General partners' equity in subsidiary partnership             232        229

Partners' Equity:
 General Partner                                               499        495
 Limited Partners (15,285 units issued
   and outstanding)                                         38,784     38,414
                                                          --------   --------

TOTAL PARTNERS' EQUITY                                      39,283     38,909
                                                          --------   --------

TOTAL LIABILITIES AND PARTNERS' EQUITY                    $111,051   $110,610
                                                          --------   --------




See Notes to Condensed Consolidated Financial Statements.

                         PART I. FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS
                         -----------------------------


           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Without Audit)

                                                    Three Months Ended
                                                         March 31,
                                                     1996      1995
                                                   -------   -------
                                                  (in thousands except
                                                   per share amounts)
Revenues:
 Routine revenue                                    $11,332   $10,621
 Ancillary revenue                                    1,689     1,467
 Other Income                                            51        72
                                                    -------   -------

    TOTAL REVENUES                                   13,072    12,160
                                                    -------   -------

Costs and Expenses:
 Routine expenses                                     7,770     7,604
 Ancillary cost                                       1,290     1,202
 Management fees to parent of general
   partner                                            1,041       966
 General and administrative                             221       125
 Litigation                                             114        39
 Depreciation                                           948       885
 Interest, including amounts to parent
  of general partner of $6 and $8, respectively       1,311     1,333
                                                    -------   -------
TOTAL COSTS AND EXPENSES                             12,695    12,154
                                                   --------   -------

Income before general partner's interest
in income of subsidiary partnership                     377         6

General partner's interest in income
 of subsidiary partnership                                3         0
                                                    -------   -------
NET INCOME                                          $   374   $     6
                                                    -------   -------

General partners' interest in net income            $     4   $     0
                                                    -------   -------
Limited partners'  interest in net income           $   370         6
                                                    -------   -------
Average number of units outstanding                  15,285   $15,285
                                                    -------   -------

  Net income per unit                               $  0.02   $  0.00
                                                    -------   -------

See Notes to Condensed Consolidated Financial Statements.

                        PART I. FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS
                        -----------------------------

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                               (Without Audit)


                               General    Limited
                               Partner   Partners
                               --------  ---------
                                 (in thousands)

Balances at January 1, 1996     $  495   $ 38,414

Net Income                           4        370
                                ------   --------

Balances at March 31, 1996      $  499   $ 38,784
                                ------   --------


Accumulated balances:
  Capital contributions         $1,173   $116,279
  Offering costs                    (4)    (6,715)
  Cash distributions              (255)   (29,679)
  Accumulated losses              (415)   (41,101)
                                ------   --------
Balances at March 31, 1996      $  499   $ 38,784
                                ------   --------




See Notes to Condensed Consolidated Financial Statements.

                         PART I. FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS
                         -----------------------------

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Without Audit)



                                                     Three Months Ended
                                                          March 31,
                                                      -----------------
                                                       1996       1995
                                                      -------   -------
                                                        (in thousands)
Cash flows from operating activities:
 Net income                                          $   374   $    6
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Depreciation of property and equipment                  948      885
 Amortization of deferred financing costs                 92       90
 Management fees and amounts due to parent
  of general partner                                    (162)     (15)
 Other accrued revenue and expenses, net                 633      361
                                                      ------   ------
NET CASH PROVIDED BY OPERATING ACTIVITIES              1,885    1,327
                                                      ------   ------

Cash flows from investing activities:
 Additions to property and equipment                  (1,116)    (293)
                                                     -------   ------

NET CASH USED IN INVESTING ACTIVITIES                 (1,116)    (293)
                                                     -------   ------

Cash flows from financing activities:
 Reduction of long-term debt                            (255)    (266)
 Net decrease (increase) in restricted cash             (508)     248
 Deferred loan costs                                     -0-       (5)
                                                      ------   ------
NET CASH USED BY FINANCING ACTIVITIES                   (763)     (23)
                                                      ------   ------

Net increase in cash and cash equivalents                  6    1,011
Cash and cash equivalents at beginning of period       2,960    5,588
                                                      ------   ------

Cash and cash equivalents at end of period            $2,966   $6,599
                                                      ------   ------



See Notes to Condensed Consolidated Financial Statements.

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                          ----------------------------

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Without Audit)

                                 March 31, 1996

NOTE A - BASIS OF PRESENTATION
- ------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements have been prepared using the accounting policies described in the consolidated financial statements of Forum Retirement Partners, L.P. and Subsidiary Partnership (the "Partnership") included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 (the "Annual Report"). The unaudited condensed consolidated financial statements include all adjustments which are necessary, in the opinion of management, to reflect fairly, in all material respects, the Partnership's financial position and results of operations for the applicable periods. Certain amounts in the 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996 and these financial statements should be read in conjunction with the Partnership's Annual Report.

NOTE B - OWNERSHIP INTEREST OF THE GENERAL PARTNER AND ITS AFFILIATES
- ---------------------------------------------------------------------

Forum Retirement, Inc., a wholly owned subsidiary of Forum Group, Inc. ("Forum Group"), is the general partner of the Partnership (the "General Partner") and owns a one percent interest in the Partnership and in a subsidiary operating partnership in which the Partnership owns a ninety-nine percent interest. The General Partner's interest in the subsidiary operating partnership is reflected in the statements of operations as a reduction of the income or loss of the Partnership. Forum Group beneficially owns approximately 79.0% of the outstanding Preferred Depository Units (the "Units") representing preferred limited partner's interests in the Partnership.

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                          ----------------------------

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                (Without Audit)

                                 March 31, 1996


NOTE C - COMMITMENTS AND CONTINGENCIES
- --------------------------------------

For information concerning certain legal proceedings involving the Partnership, see Item 3 and Note 4 of the Notes to Consolidated Financial Statements contained in Item 8 of Part I of the Annual Report. Such information is incorporated herein by reference.

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                         PART I.  Financial Information
                         ------------------------------
                ITEM 2.  Management's Discussion and Analysis of
                ------------------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------

                                 March 31, 1996


FORWARD-LOOKING STATEMENTS
- --------------------------

Statements in this report which are not strictly historical are "forward-looking" and are subject to a number of risks and uncertainties which affect the Partnership's business. These uncertanities, which include competition with other retirement communities, the balance between supply of and demand for retirement communities, the Partnership's ability to timely effect its planned expansion program on current and anticipated terms, including sufficiency of cash flow from operations to finance the expansion (or the availability of borrowings if necessary) and timely receipt of zoning and other governmental approvals, potential changes in Medicaid and/or Medicare reimbursement levels or criteria, potential changes in the regulatory environment applicable to retirement communities and related healthcare services, the effect of national and regional economic conditions, are described from time to time in the Partnership's filings with the Securities and Exchange Commission, including
Exhibit 99.1 to this report.

RESULTS OF OPERATIONS
- ---------------------

As of March 31, 1996 and 1995, the Partnership owned nine retirement communities ("RC's"), all of which were managed by Forum Group. The Partnership reported net income of $374,000 for the three month period ended March 31, 1996 compared to net income of $6,000 for the same period in 1995. Total revenues for the three month period ended March 31, 1996 increased $912,000, or 7.5%, to $13,072,000 compared to the same period last year. Total revenues consist primarily of routine service and ancillary service revenues. Routine service revenues are generated from monthly charges for independent living units and daily charges for assisted living suites and nursing beds which are recognized monthly based on the terms of the resident's agreements. Ancillary service revenues are generated on a "fee for service" basis for supplementary items requested by residents and are recognized as the services are provided. Combined average occupancy at the nine RC's was 93.7% for the three month period ended March 31, 1996, a decrease of approximately 0.4% points compared to the same period in 1995. The decrease was primarily the result of three

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                         PART I.  Financial Information
                         ------------------------------
                ITEM 2.  Management's Discussion and Analysis of
                ------------------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------
                                  (continued)

                                 March 31, 1996

communities which experienced occupancy declines of 0.7%, 3.4% and 8.4% points, respectively, with the remaining six communities experiencing occupancy increases ranging from 0.8% to 4.3% points for the three month period ended March 31, 1996 compared to the three month period ended March 31, 1995.

The combined average monthly rental rate per occupied unit increased approximately 8% for the three month period ended March 31, 1996 compared to the same period in 1995, with each of the nine communities experiencing increases.

THREE MONTHS ENDED MARCH 31, 1996 AND 1995.  Routine and ancillary revenues
- ------------------------------------------
increased $933,000, or 7.7%, to $13,021,000 over the comparable period in 1995. The revenue increase is primarily attributable to increases in residency fees and charges in the independent and assisted living and nursing components, increases in the provision of therapy and other ancillary healthcare services, higher average occupancy at a majority of the RC's and an unfavorable net Medicare settlement of $190,000 in 1995 for the comparable period. Each of the nine communities experienced overall increases in total revenues for the three months ended March 31, 1996 compared to the same period in 1995. Three RC's experienced occupancy declines in the first three months of 1996 yet reflected increased revenues, two RC's as a result of the provision of a higher level of therapy and other ancillary services and the third RC as a result of an unfavorable net Medicare settlement of $190,000 in 1995.

Routine expenses and ancillary costs increased $254,000, or 2.9%, to $9,060,000 compared to the same period in 1995. The higher costs and expenses resulted primarily from the increased provision of ancillary healthcare services, higher levels of average occupancy at six of the nine RC's and normal inflationary and other operational increases in other expenses. The higher occupancy rates at six RC's principally impact the costs associated with the higher level of nursing, therapy, housekeeping and dining services required by these residents. One RC experienced a reduction in routine expenses and ancillary costs of approximately $219,000 due primarily to a decline in occupancy of 8.4% points as well as reductions in certain operating expenses due to the implementation of certain cost-reduction measures. Adjusted for the 1995 non-comparable item previously

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                         PART I.  Financial Information
                         ------------------------------
                ITEM 2.  Management's Discussion and Analysis of
                ------------------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------
                                  (continued)

                                 March 31, 1996

noted which was incurred in the three month period ended March 31, 1995, Net Operating Income ("NOI") calculated as routine and ancillary revenues ("operating revenues") less routine and ancillary expenses ("operating expenses") and management fees increased $414,000, or 16.5%, to $2,920,000 and the operating margin (operating revenues less operating expenses) as a percentage of operating revenues increased from 28.3% for the three month period ended March 31, 1995 to 30.4% for the comparable period in 1996. Six of the nine RC's experienced increases in NOI on a period to period basis. The overall operating margin increase was most affected by one RC, which incurred a decrease in operating revenues (adjusted for the noncomparable item previously noted) that was more than offset by significant decreases in certain operating expenses.

Management fees increased as a function of revenue. Depreciation and amortization increased as a result of current and prior year additions to property and equipment. Total interest expense for the three months ended March 31, 1996 decreased by $22,000 compared to total interest expense for the same period in 1995 due primarily to a reduction in the principal amount of long-term debt.

Pursuant to the terms of the Management Agreement as in effect since the Partnership's formation in 1986, management fees (based on the Partnership's gross operating revenues) payable to Forum Group for all periods prior to 1994 have been deferred. Fees occurring after January 1, 1994 have been paid on a current basis. The deferred management fees were expensed in the Partnership's statements of operations and reflected on a deferred basis in the Partnership's balance sheets for the relevant periods. Accordingly, except for changes in management fees payable resulting from variations in revenue levels, the current payment of such fees for periods after January 1, 1994 had a comparable impact on the Partnership's operating and net income as compared to prior periods, although it did affect the Partnership's cash position commencing in 1994.

Income Taxes. The Omnibus Budget Reconciliation Act of 1987 provides that certain publicly traded partnerships will be treated as corporations for federal income tax purposes. A grandfather provision delays corporate tax

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                         PART I.  Financial Information
                         ------------------------------
                ITEM 2.  Management's Discussion and Analysis of
                ------------------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------
                                  (continued)

                                 March 31, 1996

status until 1998 for publicly traded partnerships in existence prior to December 18, 1987. On August 8, 1988 the General Partner was authorized by the limited partners to do all things deemed necessary or desirable to insure that the Partnership is not treated as a corporation for federal income tax purposes. Alternatives available to avoid corporate taxation after 1998 include: (i) selling or otherwise disposing of all or substantially all of the Partnership's assets pursuant to a plan of liquidation and (ii) converting the Partnership into a real estate investment trust or other type of legal entity. Such actions are prohibited or restricted under the Partnership's current financing and may require the granting of a waiver by the lender thereunder. There can be no assurance that any such waiver would be granted. There can be no assurance that the Partnership will avoid being taxed as a corporation for federal income tax purposes.

FINANCIAL CONDITION
- -------------------

Liquidity and Capital Resources. At March 31, 1996, the Partnership had cash and cash equivalents of $2,966,000, accounts receivable of $3,330,000, other current assets of $872,000 and current liabilities of $8,045,000, including $1,272,000 of resident deposits of which $1,237,000 is included in restricted cash at the balance sheet date. The Partnership believes that it has adequate liquidity to meet its foreseeable working capital requirements.

The Partnership has initiated an expansion program at some of its properties to improve the Partnership's operating results. Currently, one project has been completed and three projects are underway. Six more expansion projects are expected to begin by late 1996 and four more projects are expected to begin after 1996. The four projects which are either under construction or have been completed are expected to increase the number of living and nursing units owned by the Partnership by approximately 4% at a budgeted capital cost of $3.7 million. The six additional projects expected to begin by late 1996 are expected to increase the Partnership's number of units by an additional 10% at an expected capital cost of $10.7 million. The expansion program is designed to modify the uses of or add capacity to existing facilities without incurring

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                         PART I.  Financial Information
                         ------------------------------
                ITEM 2.  Management's Discussion and Analysis of
                ------------------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------
                                  (continued)

                                 March 31, 1996

substantial land acquisition and common area build-out costs. The projects that have not yet commenced will require additional regulatory approvals.

The Partnership presently intends to finance this expansion from the Partnership's cash flow from operations. If cash flow from operations is insufficient to complete the expansion on a timely basis, the expansion may be delayed, reduced in scope or discontinued. In that event, the Partnership may seek to obtain financing from Forum Group or the Partnership's general partner, although they have no obligation to provide any such financing. The Partnership's long-term debt agreement restricts the ability of the Partnership to obtain third-party financing above $1 million (other than from Forum Group or the general partner, on an unsecured, subordinated basis), and prohibits the imposition of liens on the Partnership's assets. There is no assurance that a waiver can be obtained from the lender to permit any third-party financing, or whether, when and on what terms any such financing may be available. As a result of the capital required to fund the expansion, the Partnership does not expect to make distributions in respect of limited partner units in the foreseeable future.

The implementation of the expansion program and its impact on the value of an investment in the Partnership is subject to a number of variables, including without limitation the cost and availability of any required financing, the timing with respect to obtaining any such financing, the ability to obtain required zoning variances and permits from local governmental authorities and the timing thereof, whether development and construction costs are higher or lower than anticipated, whether newly added living units are occupied faster or slower than anticipated and whether operating costs are higher or lower than anticipated.

The management fee payable to Forum Group of $15,780,000 for all periods from the formation of the Partnership in 1986 to December 31, 1993 was deferred. Management fees for periods after December 31, 1993 are being paid quarterly, in arrears. Deferred management fees are payable to Forum Group out of proceeds of sales and refinancing after making distributions of those proceeds in an amount sufficient to (i) meet limited partners' tax liabilities, (ii) repay limited partners' capital contributions, and (iii) pay a 12% cumulative, simple annual return on limited partners' unrecovered

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                         PART I.  Financial Information
                         ------------------------------
                ITEM 2.  Management's Discussion and Analysis of
                ------------------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------
                                  (continued)

                                 March 31, 1996

capital contributions. Deferred management fees become immediately due and payable in the event that the Management Agreement is terminated, which may occur under certain conditions including, but no limited to, if Forum Retirement, Inc. is removed as the General Partner and 80% in interest of the limited partners vote to terminate such agreement. The Partnership is unable to predict when or if management fees deferred prior to January 1, 1994 will become payable.

Operating activities provided $558,000 more cash during the three months ended March 31, 1996 than during the comparable period in 1995 due principally to increases in both net income as discussed previously and certain accounts payable and accrued expenses.

Investing activities used $823,000 more cash during the three months ended March 31, 1996 than during the comparable period in 1995 due principally to the significant increase in expansion and renovation activity at several of the RC's funded by cash from operating activities.

Financing activities used $740,000 more cash during the three months ended March 31, 1996 than during 1995 due principally to an increase in restricted cash which resulted from the establishment in the three month period ended September 30, 1995, of additional fixed asset, insurance and real estate tax reserve funds as required by the mortgage loan agreement encumbering the nine RC's owned by the Partnership.

Inflation. Management does not believe that inflation has had a material effect on net income. To the extent possible, increased costs are recovered through increased residency fees and charges.

                          Part II.  Other Information
                          ---------------------------

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

                                 March 31, 1996

ITEM 1.  LEGAL PROCEEDINGS
- --------------------------

          Part I, Item 3 of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 is incorporated herein by reference.


ITEM 2.  CHANGES IN SECURITIES
- ------------------------------

          None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
- ----------------------------------------

          None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

          None.


ITEM 5.  OTHER EVENTS
- ---------------------

          None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------
          (a)  Exhibits

              Exhibit No.  Description
              ----------   -----------

                99.1       Forward-Looking Statements

                99.2       Part I, Item 3 of the Partnership's
                           Annual Report on Form 10-K for the year
                           ended December 31, 1995

          (b)   Reports on Form 8-K

                None.

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

                                         FORUM RETIREMENT PARTNERS, L.P.,
                                          A Delaware limited partnership

                                 BY: Forum Retirement, Inc., its general partner
                                    -------------------------------------------


Date:  May 15, 1996               By:       /s/ Paul E. Johnson, Jr.
                                    ------------------------------------------
                                             PAUL E. JOHNSON, JR.
                                     PRESIDENT AND CHAIRMAN OF THE BOARD