Form 10-Q
period 1996-06-30
FORUM RETIREMENT PARTNERS L P
filed 1996-08-14
CIK 804752

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


         For Quarter Ended June 30,1996  Commission File Number 1-9302


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


                                 703-277-7000
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X      No
                                         -----       -----

                                     INDEX

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP



PART I. FINANCIAL INFORMATION                                                                                 PAGE
- -----------------------------                                                                                 ---
Item 1. Financial Statements (Unaudited)

          Condensed consolidated balance sheets --
          June 30, 1996 and December 31, 1995                                                                    3

          Condensed consolidated statements of operations --
          Three and six months ended June 30, 1996 and 1995                                                      5

          Condensed consolidated statement of partners' equity --
          June 30, 1996 and December 31, 1995                                                                    6

          Condensed consolidated statements of cash flows --
          Six months ended June 30, 1996 and 1995                                                                7

          Notes to condensed consolidated financial statements --
          June 30, 1996                                                                                          8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                                   10

PART II. OTHER INFORMATION
- ---------------------------

Item 1.  Legal Proceedings                                                                                      17

Item 2.  Changes in Securities                                                                                  18

Item 3.  Defaults Upon Senior Securities                                                                        18

Item 4.  Submission of Matters to a Vote of Security Holders                                                    18

Item 5.  Other Events                                                                                           18

Item 6.  Exhibits and Reports on Form 8-K                                                                       18

SIGNATURES                                                                                                      19
- ----------


                         PART I. FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS
                         -----------------------------

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                             June 30,             December 31,
                                                                               1996                  1995
                                                                            ----------            -----------
                                                                                    (in thousands)
                      ASSETS
                      ------
 Current Assets:
   Cash and cash equivalents                                                $  3,794              $    2,960
   Accounts receivable, less allowances
     for doubtful accounts of $349,000
   and $227,000, respectively                                                  3,352                   3,057
   Other receivables                                                               0                      30
   Estimated third-party settlements                                             745                     550
   Inventory and prepaid expenses                                                211                     639
   Other current assets                                                           77                      75
                                                                            --------              ----------
 TOTAL CURRENT ASSETS                                                          8,179                   7,311
                                                                            --------              ----------
Restricted cash                                                                4,130                   4,154
                                                                            --------              ----------
Property and equipment:
   Land                                                                       14,871                  14,867
   Buildings                                                                 101,788                  99,293
   Furniture and equipment                                                     9,555                   9,198
   Construction in progress                                                      708                   1,478
                                                                            --------              ----------
                                                                             126,922                 124,836

 Less accumulated depreciation                                                29,528                  27,630
                                                                            --------              ----------
 Property and Equipment, net                                                  97,394                  97,206
                                                                            --------              ----------
Deferred costs, net of accumulated amortization
  of $898,000 and $714,000, respectively                                       1,755                   1,939
                                                                            --------              ----------
TOTAL ASSETS                                                                $111,458              $  110,610
                                                                            ========              ==========


See Notes to Condensed Consolidated Financial Statements.

                         PART I. FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS
                         -----------------------------

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



                                                           June 30,    December 31,
                                                            1996          1995
                                                          --------     -----------
                                                               (in thousands)
     LIABILITIES AND PARTNERS' EQUITY
     ---------------------------------

Current Liabilities:

 Current portion of long-term debt                        $  1,075       $  1,023
 Accounts payable and accrued expenses                       3,954          4,298
 Management fees and amounts due to parent of
  general partner                                            2,269          1,121
 Resident deposits                                           1,173          1,266
                                                          --------       --------
 Total Current Liabilities                                   8,471          7,708

 Long-term debt, less current portion payable
  within one year                                           47,433         47,984
 Deferred management fees due to parent of
  general partner                                           15,780         15,780
                                                          --------       --------

 TOTAL LIABILITIES                                          71,684         71,472
                                                          --------       --------

General partners' equity in subsidiary partnership             235            229

Partners' Equity:
 General Partner                                               501            495
 Limited Partners (15,285 units issued
   and outstanding)                                         39,038         38,414
                                                          --------       --------

 TOTAL PARTNERS' EQUITY                                     39,539         38,909
                                                          --------       --------

TOTAL LIABILITIES AND PARTNERS' EQUITY                    $111,458       $110,610
                                                          ========       ========

See Notes to Condensed Consolidated Financial Statements.

                         PART I.FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                         ----------------------------

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                 Three Months Ended   Six Months Ended
                                                                        June 30,          June 30,
                                                                 ------------------   -----------------
                                                                   1996       1995      1996     1995
                                                                 --------   -------   -------   -------
                                                                 (in thousands except per unit amounts)
Revenues:
 Routine revenue                                                  $11,692   $10,946   $23,024   $21,567
 Ancillary revenue                                                  1,475     1,424     3,164     2,891
 Other income                                                          29        80        80       153
                                                                  -------   -------   -------   -------
   TOTAL REVENUES                                                  13,196    12,450    26,268    24,611
                                                                  -------   -------   -------   -------
Costs and expenses:
 Routine expenses                                                   8,162     7,754    15,932    15,357
 Ancillary costs                                                    1,238     1,137     2,528     2,339
 Management fees to parent
  of general partner                                                1,051       991     2,092     1,957
 General and administrative                                           233       162       454       287
 Litigation                                                             2        29       116        68
 Depreciation                                                         950       897     1,898     1,782
 Interest, including amounts to
  parent of general partner of
  $6,000, $7,000, $12,000 and
  $15,000, respectively                                             1,301     1,327     2,612     2,661
                                                                  -------   -------   -------   -------

  TOTAL COSTS AND EXPENSES                                         12,937    12,297    25,632    24,451
                                                                  -------   -------   -------   -------
Income before general partner's
 interest in income of
 subsidiary partnership                                               259       153       636       160

General partner's interest in income
  of subsidiary partnership                                             3         1         6         1
                                                                  -------   -------   -------   -------

NET INCOME                                                        $   256   $   152   $   630   $   159
                                                                  =======   =======   =======   =======

General partner's interest in
  net income                                                      $     2   $     1   $     6   $     1
                                                                  =======   =======   =======   =======
Limited partners' interest in
  net income                                                      $   254   $   151   $   624   $   158
                                                                  =======   =======   =======   =======
Average number of units
 outstanding                                                       15,285    15,285    15,285    15,285
                                                                  =======   =======   =======   =======
Net income per unit                                               $  0.02   $  0.01   $  0.04   $  0.01
                                                                  =======   =======   =======   =======


See Notes to Condensed Consolidated Financial Statements.

                         PART I. FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS
                         -----------------------------

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
             CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                                  (Unaudited)


                                         General    Limited
                                         Partner   Partners
                                         --------  ---------
                                           (in thousands)
Balances at January 1, 1996               $  495   $ 38,414

Net Income                                     6        624
                                          ------   --------
Balances at June 30, 1996                 $  501   $ 39,038
                                          ======   ========
Accumulated balances:
  Capital contributions                   $1,173   $116,279
  Offering costs                              (4)    (6,715)
  Cash distributions                        (255)   (29,679)
  Accumulated losses                        (413)   (40,847)
                                          ------   --------
Balances at June 30, 1996                 $  501   $ 39,038
                                          ======   ========


See Notes to Condensed Consolidated Financial Statements.

                         PART I. FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS
                         -----------------------------

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)




                                                     Six Months Ended
                                                        June 30,
                                                    -----------------
                                                      1996      1995
                                                    -------    ------
                                                     (in thousands)
Cash flows from operating activities:
 Net income                                         $   630    $  159
 Adjustments to reconcile net income to net
   cash provided by operating activities:
 Depreciation of property and equipment               1,898     1,782
 Amortization of deferred financing costs               184       179
 Management fees and amounts due to parent
   of general partner                                 1,165       (53)
 Other accrued revenues and expenses, net              (465)      426
                                                    -------    ------

NET CASH PROVIDED BY OPERATING ACTIVITIES             3,412     2,493
                                                    -------    ------
NET CASH USED IN INVESTING ACTIVITIES -
 Additions to property and equipment                 (2,086)     (957)
                                                    -------    ------
Cash flows from financing activities:
 Reduction of long-term debt                           (516)     (452)
 Net decrease (increase) in restricted cash              24      (351)
 Deferred loan costs                                      0       (48)
                                                    -------    ------

NET CASH USED IN FINANCING ACTIVITIES                  (492)     (851)
                                                    -------    ------
Net increase in cash and cash equivalents               834       685
Cash and cash equivalents at beginning of period      2,960     5,588
                                                    -------    ------
Cash and cash equivalents at end of period          $ 3,794    $6,273
                                                    =======    ======



See Notes to Condensed Consolidated Financial Statements.

                         PART I. FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS
                         -----------------------------

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                 June 30, 1996

NOTE A - BASIS OF PRESENTATION
- ------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements have been prepared using the accounting policies described in the consolidated financial statements of Forum Retirement Partners, L.P. and Subsidiary Partnership (the "Partnership") included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 (the "Annual Report"). The unaudited condensed consolidated financial statements include all adjustments which are necessary, in the opinion of management, to reflect fairly, in all material respects, the Partnership's financial position and results of operations for the applicable periods. Certain amounts in the 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996 and these financial statements should be read in conjunction with the Partnership's Annual Report.

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

                         PART I. FINANCIAL INFORMATION
                         -----------------------------
                         ITEM 1.  FINANCIAL STATEMENTS
                        -----------------------------

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)

                                 June 30, 1996

NOTE C - COMMITMENTS AND CONTINGENCIES
- --------------------------------------

For information concerning certain legal proceedings involving the Partnership, see Item 1 of Part II of the Partnership's Quarterly Report on Form 10-Q for the three months ended June 30, 1996.

                        PART I.  Financial Information
                        ------------------------------
               Item 2.  Management's Discussion and Analysis of
               ------------------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

                                 June 30, 1996


FORWARD-LOOKING STATEMENTS
- --------------------------

Statements in this report which are not strictly historical are "forward-looking" and are subject to a number of risks and uncertainties which affect the Partnership's business. These uncertainties, which include competition with other retirement communities, the balance between supply of and demand for retirement communities, the Partnership's ability to timely effect its planned expansion program on current and anticipated terms, including sufficiency of cash flow from operations to finance the expansion (or the availability of borrowings if necessary) and timely receipt of zoning and other governmental approvals, potential changes in Medicaid and/or Medicare reimbursement levels or criteria, potential changes in the regulatory environment applicable to retirement communities and related healthcare services and the effect of national and regional economic conditions, are described from time to time in the Partnership's filings with the Securities and Exchange Commission, including
Exhibit 99.1 to this report.

RESULTS OF OPERATIONS
- ---------------------

Three Months Ended June 30, 1996 and 1995.  As of June 30, 1996 and 1995, the
- -----------------------------------------
Partnership owned nine retirement communities ("RC's"), all of which were managed by Forum Group. The Partnership reported net income of $256,000 for the three month period ended June 30, 1996 compared to net income of $152,000 for the same period in 1995. Total revenues for the three month period ended June 30, 1996 increased $746,000, or 6.0%, to $13,196,000 compared to the same period last year. Total revenues consist primarily of routine service and ancillary service revenues. Routine service revenues are generated from monthly charges for independent living units and daily charges for assisted living suites and nursing beds which are recognized monthly based on the terms of the residents' agreements. Ancillary service revenues are generated on a "fee for service" basis for supplementary items requested by residents and are recognized as the services are provided. Combined average occupancy (calculated based on the number of units occupied during the respective period) at the nine RC's was

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

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

                                 June 30, 1996


94.2% for the three month period ended June 30, 1996, an increase of approximately 0.2% compared to the same period in 1995.

The combined average monthly rental rate per occupied unit (calculated using revenue generated from the respective rental components and excluding non-rental revenues and prior period adjustments) increased 5.2% for the three month period ended June 30, 1996 compared to the same period in 1995, with each of the nine communities experiencing increases.

Routine and ancillary revenues for the three month period ended June 30, 1996 increased $797,000, or 6.4%, to $13,167,000 over the comparable period in 1995. The revenue increase is primarily attributable to increases in residency fees and charges in the independent living, assisted living and nursing components and occupancy increases at certain RC's. A favorable net Medicare settlement of $107,000 also contributed to the increase in routine and ancillary revenues in the second quarter of 1996.

Routine expenses and ancillary costs for the three month period ended June 30, 1996 increased $509,000, or 5.7%, to $9,400,000 compared to the same period in 1995. The increased costs and expenses resulted primarily from a generally higher level of nursing and therapy healthcare staffing, increased occupancy at certain RC's and normal inflationary and other operational increases in other expenses. Adjusted for the favorable net Medicare settlement realized in the three month period ended June 30, 1996, Net Operating Income ("NOI") calculated as routine and ancillary revenues ("operating revenues") less routine and ancillary expenses ("operating expenses") and management fees increased $121,000, or 4.9%, to $2,609,000 and the operating margin (operating revenues less operating expenses) as a percentage of operating revenues decreased from 28.1% for the three month period ended June 30, 1995 to 28.0% for the comparable period in 1996.

Management fees increased as a function of revenue. Depreciation and amortization increased as a result of current and prior year additions to property and equipment. Total interest expense for the three months ended June 30, 1996 decreased by $26,000 compared to total interest expense for

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

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

                                 June 30, 1996

the same period in 1995 due primarily to a reduction in the principal amount of long-term debt.

Six Months Ended June 30, 1996 and 1995.  The Partnership reported net income of
- ---------------------------------------
$630,000 for the six month period ended June 30, 1996 compared to net income of $159,000 for the same period in 1995. Total revenues for the six month period ended June 30, 1996 increased $1,657,000, or 6.7% to $26,268,000 compared to the same period last year. Combined average occupancy at the nine RC's was 94.2% for the six month period ended June 30, 1996, an increase of 0.7% compared to the same period in 1995.

The combined average monthly rental rate per occupied unit increased 4.1% for the six month period ended June 30, 1996 compared to the same period in 1995.

Routine and ancillary revenues for the six months ended June 30, 1996 increased $1,730,000, or 7.1% to $26,188,000 over the comparable period in 1995. The revenue increase is primarily attributable to increases in residency fees and charges in the independent living, assisted living and nursing components, occupancy increases at certain RC's, increases in the provision of therapy and other ancillary healthcare services, a favorable net Medicare settlement of $107,000 in the second quarter of 1996 and an unfavorable net Medicare settlement of $190,000 in the first quarter of 1995.

Routine expenses and ancillary costs for the six months ended June 30, 1996 increased $764,000, or 4.3% to $18,460,000 compared to the same period in 1995. The increased costs and expenses resulted primarily from a generally higher level of nursing and therapy healthcare staffing, increased occupancy at certain RC's, the increased provision of ancillary healthcare services and normal inflationary and other operational increases in other expenses. Adjusted for the 1996 and 1995 net Medicare settlements previously noted, NOI increased $534,000, or 10.7% to $5,529,000 and the operating margin as a percentage of operating revenues increased from 28.2% for the six month period ended June 30, 1995 to 29.2% for the comparable period in 1996.

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

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

                                 June 30, 1996

Management fees increased as a function of revenue. Depreciation and amortization expense increased as a result of current and prior year additions to property and equipment. Total interest expense for the six months ended June 30, 1996 decreased by $49,000 compared to total interest expense for the same period in 1995 due primarily to a reduction in the principal amount of long-term debt.

Pursuant to the terms of the Management Agreement in effect since the Partnership's formation in 1986, management fees (based on the Partnership's gross operating revenues) payable to Forum Group for all periods prior to 1994 have been deferred. Fees occurring after January 1, 1994 are paid on a current basis. The deferred management fees were expensed in the Partnership's statements of operations and reflected on a deferred basis in the Partnership's balance sheets for the relevant periods. Accordingly, except for changes in management fees payable resulting from variations in revenue levels, the current payment of such fees for periods after January 1, 1994 had a comparable impact on the Partnership's operating and net income as compared to prior periods, although it did affect the Partnership's cash position commencing in 1994.

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

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

                                 June 30, 1996


that the Partnership will avoid being taxed as a corporation for federal income tax purposes.

FINANCIAL CONDITION
- -------------------

Liquidity and Capital Resources. At June 30, 1996, the Partnership had cash and cash equivalents of $3,794,000, accounts receivable of $3,352,000, other current assets of $1,033,000 and current liabilities of $8,471,000, including $1,173,000 of resident deposits which are included in restricted cash at the balance sheet date. The Partnership believes that it has adequate liquidity to meet its foreseeable working capital requirements.

The Partnership has initiated an expansion program at some of its properties to improve the Partnership's operating results. Currently, three projects have been completed and eight projects are under construction or are in certain stages of active development. Three more projects are expected to begin after 1996. The three completed projects increased the number of living and nursing units owned by the Partnership by approximately 3% at an approximate capital cost of $2.8 million. The eight projects which are either under construction or are in certain stages of active development are expected to increase the number of living and nursing units owned by the Partnership by approximately 13% at a budgeted capital cost of $13.0 million. The three additional projects not yet begun are expected to increase the Partnership's number of units by an additional 8% at an expected capital cost of $6.1 million. The expansion program is designed to modify the uses of or add capacity to existing facilities without incurring substantial land acquisition and common area build-out costs. The projects that have not yet commenced will require additional regulatory approvals.

The Partnership presently intends to finance this expansion program from the Partnership's cash flow from operations. If cash flow from operations is insufficient to complete the expansion program on a timely basis, the expansion program may be delayed, reduced in scope or discontinued. The Partnership's long-term debt agreement restricts the ability of the

                        PART I.  Financial Information
                        ------------------------------
               Item 2.  Management's Discussion and Analysis of
               ------------------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------
                                  (continued)
          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

                                 June 30, 1996


Partnership to obtain additional third-party financing above $1 million in the aggregate and prohibits the imposition of liens on the Partnership's assets. There is no assurance that a waiver could be obtained from the lender to permit any third-party financing, or whether, when and on what terms any such financing may be available. As a result of the capital required to fund the expansion program, the Partnership does not expect to make distributions in respect of limited partner units in the foreseeable future.

The implementation of the expansion program and its impact on the value of an investment in the Partnership is subject to a number of variables, including without limitation the amount and timing of cash flow from operations to fund the expansion, the ability to obtain required zoning variances and permits from local governmental authorities and the timing thereof, whether development and construction costs are higher or lower than anticipated, whether newly added living units are occupied faster or slower than anticipated and whether operating costs are higher or lower than anticipated.

The management fee payable to Forum Group of $15,780,000 for all periods from the formation of the Partnership in 1986 to December 31, 1993 was deferred. Management fees for periods after December 31, 1993 are paid quarterly, in arrears. Deferred management fees are payable to Forum Group out of proceeds of sales and refinancing after making distributions of those proceeds in an amount sufficient to (i) meet limited partners' tax liabilities, (ii) repay limited partners' capital contributions, and (iii) pay a 12% cumulative, simple annual return on limited partners' unrecovered capital contributions. Deferred management fees become immediately due and payable in the event that the Management Agreement is terminated, which may occur under certain conditions including, but not limited to, if Forum Retirement, Inc. is removed as the General Partner and 80% in interest of the limited partners vote to terminate such agreement. The Partnership is unable to predict when or if management fees deferred prior to January 1, 1994 will become payable.

                           I.  Financial Information
                           -------------------------
               Item 2.  Management's Discussion and Analysis of
               ------------------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------
                                  (continued)

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

                                 June 30, 1996


Operating activities provided $919,000 more cash during the six months ended June 30, 1996 than during the comparable period in 1995 due principally to increases in both net income as discussed previously and the fact that management fees due to the parent of general partner for the first six months of 1996 will be paid in the third quarter due to an inadvertent deferral of payment of such fees (which are payable quarterly in arrears). These increases were partially offset by decreases in certain accounts payable and accrued expenses.

Investing activities used $1,129,000 more cash during the six months ended June 30, 1996 than during the comparable period in 1995 due principally to the significant increase in expansion and renovation activity at several of the RC's funded by cash from operating activities.

Financing activities used $359,000 less cash during the six months ended June 30, 1996 than during 1995 due principally to a decrease in restricted cash.

Inflation. Management does not believe that inflation has had a material effect on net income. To the extent possible, increased costs are recovered through increased residency fees and charges.

                          PART II.  Other Information
                          ---------------------------

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

                                 June 30, 1996


ITEM 1.  LEGAL PROCEEDINGS
- --------------------------

On January 24, 1994, The Russell F. Knapp Revocable Trust (the "Plaintiff") filed a complaint (the "Iowa Complaint") in the United States District Court for the Northern District of Iowa (the "Iowa Court") against the General Partner alleging breach of the Partnership Agreement, breach of fiduciary duty, fraud, insider trading, and civil conspiracy/aiding and abetting. The Plaintiff subsequently amended the Iowa Complaint, adding Forum Group as a defendant. The Iowa Complaint alleged, among other things, that the Plaintiff holds a substantial number of Units, that the Board of Directors of the General Partner is not comprised of a majority of independent directors as required by the Partnership Agreement and as allegedly represented in the Partnership's 1986 Prospectus for its initial public offering, and that the General Partner's Board of Directors has approved and/or acquiesced to an 8% management fee charged by Forum Group under the Management Agreement. The Iowa Complaint further alleged that the "industry standard" for such fees is 4%, thereby resulting in an "overcharge" to the Partnership estimated by the Plaintiff at $1.8 million per annum beginning in 1994. The Plaintiff sought the restoration of certain former directors to the Board of Directors of the General Partner and the removal of certain other Directors from the Board, an injunction prohibiting the payment of an 8% management fee, and unspecified compensatory and punitive damages. On April 3, 1995, the Iowa Court entered an order dismissing the Iowa Complaint on jurisdictional grounds. Although the Plaintiff filed a notice of appeal of the Iowa Court's ruling, it subsequently dismissed this appeal.

On June 15, 1995, the Plaintiff filed a complaint (the "Indiana Complaint") in the United States District Court for the Southern District of Indiana (the "Indiana Court") against the General Partner and Forum Group seeking essentially the same relief. The defendants moved to dismiss the Indiana Complaint for failure to state a claim for which relief could be granted and, in response, on December 11, 1995 the Plaintiff amended the Indiana Complaint.

The defendants moved to dismiss the amended complaint on similar grounds, and on May 17, 1996, the Indiana Court ruled on the defendant's motion by dismissing without prejudice two of the four counts contained in the

                    ---------------------------------------

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

                                 June 30, 1996


amended complaint, namely the counts for alleged insider trading and civil conspiracy/aiding and abetting. The litigation is currently in the discovery stage. The General Partner intends to vigorously defend against this litigation.


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


ITEM 5.  OTHER EVENTS
- ---------------------

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

         (a)  Exhibits

              Exhibit No.          Description
              ----------           -----------

                  99.1             Forward-Looking Statements

         (b)  Reports on Form 8-K

              On April 9, 1996, the Partnership filed a Form 8-K describing a change in control of the General Partner of the Partnership.

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

                                       FORUM RETIREMENT PARTNERS, L.P.,
                                        A Delaware limited partnership

                             BY:  Forum Retirement, Inc., its general partner
                                  -------------------------------------------


Date:  August 14, 1996       By:   /s/ Terrence P. Morrow
                                  ---------------------------------------------
                                          TERRENCE P. MORROW
                                    VICE-PRESIDENT AND TREASURER