Form 10-Q
period 1996-09-30
FORUM RETIREMENT PARTNERS L P
filed 1996-11-14
CIK 804752

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q


               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934



       For Quarter Ended September 30,1996  Commission File Number 1-9302


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


                                  703-277-7000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes    X           No
                                        -----------        ----------

                                     INDEX

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP


PART I. FINANCIAL INFORMATION                                          PAGE
-----------------------------                                          ----

Item 1. Financial Statements (Unaudited)

          Condensed consolidated balance sheets --
          September 30, 1996 and December 31, 1995                        3

          Condensed consolidated statements of operations --
          Three and nine months ended September 30, 1996
          and 1995                                                        5

          Condensed consolidated statement of partners' equity --
          September 30, 1996 and December 31, 1995                        6

          Condensed consolidated statements of cash flows --
          Nine months ended September 30, 1996 and 1995                   7

          Notes to condensed consolidated financial statements --
          September 30, 1996                                              8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                        12

PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                               17

Item 2.  Changes in Securities                                           18

Item 3.  Defaults Upon Senior Securities                                 18

Item 4.  Submission of Matters to a Vote of Security Holders             18

Item 5.  Other Events                                                    18

Item 6.  Exhibits and Reports on Form 8-K                                18

SIGNATURES                                                               19

                         PART I. FINANCIAL INFORMATION
                       ITEM  1.    FINANCIAL  STATEMENTS
                       ---------------------------------

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                          September 30,   December 31,
                                              1996           1995
                                          -------------   ------------
                                                  (in thousands)
                                   ASSETS
                                   ------
Current Assets:

  Cash and cash equivalents                $ 4,293         $ 2,960
  Accounts receivable, less allowances
   for doubtful accounts of $232,000 and
   $227,000, respectively                    3,400           3,057
  Other receivables                             --              30
  Restricted cash (note C)                   4,860           4,154
  Estimated third-party settlements            861             550
  Inventory and prepaid expenses               259             639
  Other current assets                          77              75
                                          --------        --------

  TOTAL CURRENT ASSETS                      13,750          11,465
                                          --------        --------


Property and equipment:
  Land                                      14,871          14,867
  Buildings                                102,119          99,293
  Furniture and equipment                    9,696           9,198
  Construction in progress                   1,463           1,478
                                          --------        --------
                                           128,149         124,836
  Less accumulated depreciation and
   amortization                            (30,518)        (27,630)
                                          --------        --------

  Property and Equipment, net               97,631          97,206
                                          --------        --------

Deferred costs, net of accumulated
  amortization of $990,000 and
  $714,000, respectively                     1,663           1,939
                                          --------        --------

TOTAL ASSETS                              $113,044        $110,610
                                          ========        ========

See Notes to Condensed Consolidated Financial Statements.

                        PART I.  FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                         ----------------------------

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)



                                                 September 30,   December 31,
                                                     1996           1995
                                                 -------------   ------------
                                                         (in thousands)

            LIABILITIES AND PARTNERS' EQUITY
            --------------------------------

Current Liabilities:

Accounts payable and accrued expenses               $  2,918      $  4,298
Amounts due to parent of general
 partner and its affiliates (note D)                   4,578         1,121
Resident deposits                                      1,233         1,266
Current portion of long-term debt                      1,102         1,023
                                                    --------      --------


Total Current Liabilities                              9,831         7,708

Deferred management fees due to parent
 of general partner                                   15,780        15,780
Long-term debt, less current portion
 payable within one year                              47,147        47,984
                                                    --------      --------
TOTAL LIABILITIES                                     72,758        71,472
                                                    --------      --------

General partners' equity in subsidiary
   partnership                                           240           229

Partners' Equity:
General Partner                                          506           495
Limited Partners (15,285 units issued
   and outstanding)                                   39,540        38,414
                                                    --------      --------

TOTAL PARTNERS' EQUITY                                40,046        38,909
                                                    --------      --------

TOTAL LIABILITIES AND PARTNERS' EQUITY              $113,044      $110,610
                                                    ========      ========



See Notes to Condensed Consolidated Financial Statements.

                         PART I. FINANCIAL INFORMATION
                       ITEM  1.    FINANCIAL  STATEMENTS
                       ---------------------------------

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      Three Months Ended   Nine Months Ended
                                                         September 30,       September 30,
                                                      -------------------  ------------------
                                                         1996      1995      1996      1995
                                                      ---------  --------  --------  --------
                                                      (in thousands except per share amounts)
Revenues:
   Routine revenue                                      $12,088   $10,949   $35,112   $32,517
   Ancillary revenue                                      1,429     1,424     4,593     4,314
   Other income                                             199       114       279       267
                                                        -------   -------   -------   -------

TOTAL REVENUES                                           13,716    12,487    39,984    37,098
                                                        -------   -------   -------   -------

Costs and expenses:
   Routine expenses                                       8,609     7,977    24,541    23,334
   Ancillary costs                                        1,317     1,172     3,845     3,512
   Management fees to parent of
       general partner                                    1,078       972     3,170     2,929
   General and administrative                                11        91       465       378
   Litigation                                                12        17       128        85
   Depreciation                                             990       912     2,888     2,693
   Interest, including amounts to parent
    of general partner of $6,000,
    $7,000, $18,000 and $22,000,
    reespectively                                         1,187     1,322     3,799     3,983
                                                        -------   -------   -------   -------

 TOTAL COSTS AND EXPENSES                                13,204    12,463    38,836    36,914
                                                        -------   -------   -------   -------

 Income before general partner's interest
   in income of subsidiary partnership                      512        24     1,148       184

 General partner's interest of subsidiary
   partnership                                                5        --        11         1
                                                        -------   -------   -------   -------
 NET INCOME                                             $   507   $    24   $ 1,137   $   183
                                                        =======   =======   =======   =======
 General partner's interest in net income               $     5   $   ---   $    11   $     2
                                                        =======   =======   =======   =======
 Limited partners' interest in net income               $   502   $    24   $ 1,126   $   181
                                                        =======   =======   =======   =======
 Average number of units outstanding                     15,285    15,285    15,285    15,285
                                                        =======   =======   =======   =======
  Net income per unit                                   $  0.03   $  0.00   $  0.07   $  0.01
                                                        =======   =======   =======   =======

See Notes to Condensed Consolidated Financial Statements.

                         PART I. FINANCIAL INFORMATION
                       ITEM  1.    FINANCIAL  STATEMENTS
                       ---------------------------------

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
             CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                                  (Unaudited)

                                                  General    Limited
                                                  Partner   Partners
                                                  --------  ---------
                                                    (in thousands)
Balances at January 1, 1996                        $  495   $ 38,414

Net Income                                             11      1,126
                                                   ------   --------

Balances at September 30, 1996                     $  506   $ 39,540
                                                   ------   --------

Accumulated balances:
  Capital contributions                            $1,173   $116,279
  Offering costs                                       (4)    (6,715)
  Cash distributions                                 (255)   (29,679)
  Accumulated losses                                 (408)   (40,345)
                                                   ------   --------
Balances at September 30, 1996                     $  506   $ 39,540
                                                   ======   ========



See Notes to Condensed Consolidated Financial Statements.

                         PART I. FINANCIAL INFORMATION
                       ITEM  1.    FINANCIAL  STATEMENTS
                       ---------------------------------

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                  Nine Months Ended
                                                                    September 30,
                                                                  -----------------
                                                                    1996      1995
                                                                  -------   -------
                                                                   (in thousands)
Cash flows from operating activities:

Net income                                                        $ 1,137   $   183
Adjustments to reconcile net income
   to net cash provided by operating activities:
  Depreciation of property and equipment                            2,888     2,693
  Amortization of deferred financing costs                            276       269
  Amounts due to parent of general
   partner and its affiliates                                       3,513        (9)
  Other accrued revenues and expenses, net                         (1,659)      (41)
                                                                  -------   -------

NET CASH PROVIDED BY OPERATING  ACTIVITIES                          6,155     3,095
                                                                  -------   -------

NET CASH USED IN INVESTING ACTIVITIES -
  Additions to property and equipment                              (3,313)   (2,121)
                                                                  -------   -------

Cash flows used in financing activities:
  Reduction of long-term debt                                        (758)     (687)
  Net increase in restricted cash                                    (706)   (1,051)
  Payments on note payable to parent of general partner               (45)      (87)
  Deferred loan costs                                                 ---       (48)
                                                                  -------   -------

NET CASH USED IN FINANCING ACTIVITIES                              (1,509)   (1,873)
                                                                  -------   -------

Net increase (decrease) in cash and                                 1,333      (899)
 cash equivalents

Cash and cash equivalents at beginning of period                    2,960     5,588
                                                                  -------   -------

Cash and cash equivalents at end of period                        $ 4,293   $ 4,689
                                                                  =======   =======


See Notes to Condensed Consolidated Financial Statements.

                         PART I. FINANCIAL INFORMATION
                       ITEM  1.    FINANCIAL  STATEMENTS
                       ---------------------------------

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                               September 30, 1996

Note A - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements have been prepared using the accounting policies described in the consolidated financial statements of Forum Retirement Partners, L.P. and Subsidiary Partnership (the "Partnership") included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 (the "Annual Report"). The unaudited condensed consolidated financial statements include all adjustments which are necessary, in the opinion of management, to reflect fairly, in all material respects, the Partnership's financial position and results of operations for the applicable periods. Certain amounts in the 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996 and these financial statements should be read in conjunction with the Partnership's Annual Report.

Note B - Ownership Interest of the General Partner and its Affiliates
-----------------------------------------------------------------------

Forum Retirement, Inc., a wholly-owned subsidiary of Forum Group, Inc. ("Forum Group"), is the general partner of the Partnership (the "General Partner") and owns a one percent interest in the Partnership and owns a one percent interest in a subsidiary operating partnership in which the Partnership owns a ninety-nine percent interest. The General Partner's interest in the subsidiary operating partnership is reflected in the statements of operations as a reduction of the income or loss of the Partnership. Forum Group beneficially owns approximately 79.0% of the outstanding Preferred Depository Units (the "Units") representing preferred limited partners' interests in the Partnership.

Note C - Restricted Cash
----------------------------------------


Restricted cash is summarized as follows:
                                                      September 30,      December 31,
                                                          1996              1995
                                                      -----------        -----------

    Debt service reserve fund                         $  487,000         $  487,000
    Fixed asset reserve fund                           1,466,000          1,066,000
    Real estate tax reserve fund                         869,000            837,000
    Insurance reserve fund                               638,000            486,000
                                                      ----------         ----------
                                                       3,460,000          2,876,000
    Resident security deposits                         1,400,000          1,278,000
                                                      ----------         ----------
                                                      $4,860,000         $4,154,000
                                                      ==========         ==========

                         PART I. FINANCIAL INFORMATION
                       ITEM  1.    FINANCIAL  STATEMENTS
                       ---------------------------------

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)

                               September 30, 1996


The debt service, fixed asset, insurance and real estate tax reserve funds consist of monies transferred into segregated escrow accounts out of revenues generated by the Partnership, pursuant to the Partnership's secured loan facility. These funds are periodically disbursed by the collateral agent to pay for debt service, capital expenditures, insurance premiums and real estate taxes relating to the secured property. Resident security deposits are amounts paid by retirement community residents that are repayable to the resident upon departure from the retirement community. In some cases, to ensure prompt payment, the Partnership utilizes its unrestricted cash to pay for capital expenditures, insurance premiums, real estate taxes and resident security deposits and is thereafter reimbursed for such payments out of funds held in the appropriate escrow account.

The liabilities corresponding to the uses of restricted cash are payable within one year or, in the case of resident security deposits, are payable on demand upon departure of the resident from the retirement community.


Note D - Amounts Due to Parent of General Partner and its Affiliates
--------------------------------------------------------------------

Pursuant to the terms of the Management Agreement in effect since the Partnership's formation in 1986, management fees (based on the Partnership's gross operating revenues) payable to Forum Group for all periods prior to 1994 have been deferred. Fees occurring after January 1, 1994 are paid quarterly, in arrears.

In March 1996, a subsidiary of Marriott International, Inc. ("Marriott") acquired Forum Group. Beginning in July 1996, Marriott has funded certain operating expenses and expansion and renovation costs of the Partnership on behalf of Forum Group. All such fundings are to be reimbursed to Marriott by the Partnership on a current basis out of the Partnership's cash flow.

                         PART I. FINANCIAL INFORMATION
                       ITEM  1.    FINANCIAL  STATEMENTS
                       ---------------------------------

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)

                               September 30, 1996

Amounts due to parent of general partner and its affiliates is summarized as follows:

                                               September 30,       December 31,
                                                   1996                1995
                                               ------------        -----------
Due to Forum Group, Inc.:
     Management fees                            $1,082,000         $1,032,000
     Other                                         196,000             89,000
                                                ----------         ----------
                                                 1,278,000          1,121,000
                                                ----------         ----------
Due to Marriott International, Inc.:
     Accounts payable                            1,592,000                 --
     Payroll                                       855,000                 --
     Expansion and renovation costs                679,000                 --
     Other                                         174,000                 --
                                                ----------         ----------
                                                 3,300,000                 --
                                                ----------         ----------
                                                $4,578,000         $1,121,000
                                                ==========         ==========

Note E - Commitments and Contingencies
--------------------------------------

On January 24, 1994, The Russell F. Knapp Revocable Trust (the "Plaintiff") filed a complaint (the "Iowa Complaint") in the United States District Court for the Northern District of Iowa (the "Iowa Court") against the General Partner alleging breach of the Partnership Agreement, breach of fiduciary duty, fraud, insider trading, and civil conspiracy/aiding and abetting. The Plaintiff subsequently amended the Iowa Complaint, adding Forum Group as a defendant. The Iowa Complaint is a derivative action seeking recovery of damages and other relief on behalf of, and not from, the Partnership. The Iowa Complaint alleged, among other things, that the Plaintiff holds a substantial number of Units, that the Board of Directors of the General Partner is not comprised of a majority of independent directors as required by the Partnership Agreement and as allegedly represented in the Partnership's 1986 Prospectus for its initial public offering, and that the General Partner's Board of Directors has approved and/or acquiesced to an 8% management fee charged by Forum Group under the Management Agreement. The Iowa Complaint further alleged that the "industry standard" for such fees is 4%, thereby resulting in an "overcharge" to the Partnership estimated by the Plaintiff at $1.8 million per annum beginning in 1994. The Plaintiff sought the restoration of certain former directors to the Board of Directors of the General Partner and the removal of certain other Directors from the Board, an injunction prohibiting the payment of an 8% management fee, and unspecified compensatory and punitive damages. On April 3, 1995, the Iowa Court entered an order dismissing the Iowa Complaint on jurisdictional grounds. Although the Plaintiff filed a notice of appeal of the Iowa Court's ruling, it subsequently dismissed this appeal.

                         PART I. FINANCIAL INFORMATION
                       ITEM  1.    FINANCIAL  STATEMENTS
                       ---------------------------------

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)

                               September 30, 1996


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

The defendants moved to dismiss the amended complaint on similar grounds, and on May 17, 1996, the Indiana Court ruled on the defendant's motion by dismissing without prejudice two of the four counts contained in the amended complaint, namely the counts for alleged insider trading and civil conspiracy/aiding and abetting. The litigation is currently in the discovery stage. The General Partner intends to vigorously defend against this litigation.

                         PART I. FINANCIAL INFORMATION
              ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               -------------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

                               September 30, 1996


Forward-Looking Statements
--------------------------

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

Results of Operations
---------------------

Three Months Ended September 30, 1996 and 1995.  As of September 30, 1996 and
-----------------------------------------------
1995, the Partnership owned nine retirement communities ("RC's"), all of which were managed by Forum Group. The Partnership reported net income of $507,000 for the three month period ended September 30, 1996 compared to net income of $24,000 for the same period in 1995. Total revenues for the three month period ended September 30, 1996 increased $1,229,000, or 9.8%, to $13,716,000 compared to the same period last year. Total revenues consist primarily of routine service and ancillary service revenues. Routine service revenues are generated from monthly charges for independent living units and daily charges for assisted living units and nursing beds which are recognized monthly based on the terms of the residents' agreements. Ancillary service revenues are generated on a "fee for service" basis for supplementary items requested by residents and are recognized as the services are provided. Combined average occupancy (calculated based on the number of units occupied during the respective period) at the nine RC's was 94.7% for the three month period ended September 30, 1996, an increase of approximately 0.5% compared to the same period in 1995.

The combined average monthly rental rate per occupied unit (calculated using revenue generated from the respective rental components and excluding non-rental revenues and prior period adjustments) increased 7.4% for the three month period ended September 30, 1996 compared to the same period in 1995, with eight of the nine communities experiencing increases.

Routine and ancillary revenues for the three month period ended September 30, 1996 increased $1,144,000, or 9.2%, to $13,517,000 over the comparable period in 1995. The revenue increase is primarily attributable to increases in residency fees and charges in the independent living, assisted living and nursing components, occupancy increases at certain RC's and the

                         PART I. FINANCIAL INFORMATION
              ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               ---------------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

                               September 30, 1996


favorable impact of recently opened expansions at three communities, one located in Delaware which added five assisted living units in November 1995, one located in New Mexico which added twenty assisted living units in April 1996 and one located in South Carolina which added nineteen healthcare units in June 1996.

Routine expenses and ancillary costs for the three month period ended September 30, 1996 increased $777,000, or 8.5%, to $9,926,000 compared to the same period in 1995. The increased costs and expenses resulted primarily from a generally higher level of nursing, therapy healthcare and other staffing, increased occupancy at certain RC's and normal inflationary and other operational increases in other expenses. The additional units resulting from the opening of the three expansion programs and the higher occupancy rates at certain other RC's principally impacted the costs associated with the higher level of nursing, therapy, housekeeping and dining services required by the residents at the RC's. Net Operating Income ("NOI") calculated as routine and ancillary revenues ("operating revenues") less routine and ancillary expenses ("operating expenses") and management fees increased $261,000, or 11.6%, to $2,513,000 and the operating margin (operating revenues less operating expenses) as a percentage of operating revenues increased from 26.1% for the three month period ended September 30, 1995 to 26.6% for the comparable period in 1996.

Management fees increased as a function of revenue. Depreciation and amortization increased as a result of the opening of three expansion projects and other current and prior year additions to property and equipment. Total interest expense for the three months ended September 30, 1996 decreased by $135,000 compared to total interest expense for the same period in 1995 due to a reduction in the principal amount of long-term debt and the capitalization of interest costs related to the expansion programs which the Partnership has initiated at certain of its properties.

Nine Months Ended September 30, 1996 and 1995.  The Partnership reported net
----------------------------------------------
income of $1,137,000 for the nine month period ended September 30, 1996 compared to net income of $183,000 for the same period in 1995. Total revenues for the nine month period ended September 30, 1996 increased $2,886,000, or 7.8% to $39,984,000 compared to the same period last year. Combined average occupancy at the nine RC's was 94.4% for the nine month period ended September 30, 1996, an increase of 0.6% compared to the same period in 1995. The combined average monthly rental rate per occupied unit increased 5.2% for the nine month period ended September 30, 1996 compared to the same period in 1995.

Routine and ancillary revenues for the nine months ended September 30, 1996 increased $2,874,000, or 7.8% to $39,705,000 over the comparable period in 1995. The revenue increase is primarily attributable to increases in residency fees and charges in the independent living, assisted living and nursing components, occupancy increases at certain RC's, increases in the provision of therapy and other ancillary healthcare services, a favorable net Medicare settlement of $107,000

                         PART I. FINANCIAL INFORMATION
               ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               ---------------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

                               September 30, 1996

in the second quarter of 1996 and an unfavorable net Medicare settlement of $190,000 in the first quarter of 1995. The increase in revenues was also due to the opening of expansion programs at three RC's which added five assisted living units in November 1995, twenty assisted living units in April 1996 and nineteen healthcare units in June 1996, respectively.

Routine expenses and ancillary costs for the nine months ended September 30, 1996 increased $1,540,000, or 5.7% to $28,386,000 compared to the same period in 1995. The increased costs and expenses resulted primarily from a generally higher level of nursing and therapy healthcare and other staffing, increased occupancy at certain RC's, the increased provision of ancillary healthcare services and normal inflationary and other operational increases in other expenses. The additional units resulting from the opening of the three expansion programs and the higher occupancy rates at certain other RC's principally impacted the costs associated with the higher level of nursing, therapy, housekeeping and dining services required by the residents at the RC's. Adjusted for the 1996 and 1995 net Medicare settlements previously noted, NOI increased $796,000, or 11.0% to $8,042,000 and the operating margin as a percentage of operating revenues increased from 27.5% for the nine month period ended September 30, 1995 to 28.3% for the comparable period in 1996.

Management fees increased as a function of revenue. Depreciation and amortization expense increased as a result of the opening of three expansion projects and other current and prior year additions to property and equipment. Total interest expense for the nine months ended September 30, 1996 decreased by $184,000 compared to total interest expense for the same period in 1995 due to a reduction in the principal amount of long-term debt and the capitalization of interest costs related to the expansion programs which the Partnership has initiated at certain of its properties.

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

                         PART I. FINANCIAL INFORMATION
               ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               ---------------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

                               September 30, 1996



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

Financial Condition
-------------------

Liquidity and Capital Resources. At September 30, 1996, the Partnership had cash and cash equivalents of $4,293,000, accounts receivable of $3,400,000, other current assets of $6,057,000 and current liabilities of $9,831,000. The Partnership believes that it has adequate liquidity to meet its foreseeable working capital requirements.

The Partnership has initiated an expansion program at some of its properties to improve the Partnership's operating results. Currently, four projects have been completed (one in October 1996) and seven projects are under construction or are in certain stages of active development. Three more projects are expected to begin subsequent to 1997. The four completed projects increased the number of living and nursing units owned by the Partnership by approximately 4% at a total expected capital cost of $3.8 million. The seven projects which are either under construction or are in certain stages of active development are expected to increase the number of living and nursing units owned by the Partnership by approximately 12% at a budgeted capital cost of $12.2 million. The three additional projects not yet begun are expected to increase the Partnership's number of units by an additional 5% at an expected capital cost of $4.4 million. The expansion program is designed to modify the uses of or add capacity to existing facilities without incurring substantial land acquisition and common area build-out costs. The projects that have not yet commenced will require additional regulatory approvals.

The Partnership presently intends to finance this expansion program from the Partnership's cash flow from operations. If cash flow from operations is insufficient to complete the expansion program on a timely basis, the expansion program may be delayed, reduced in scope or discontinued. The Partnership's long-term debt agreement prohibits the Partnership from incurring additional third-party financing (other than $1 million of equipment financing) and prohibits the imposition of liens on the Partnership's assets. There is no assurance that a waiver could be obtained from the lender to permit any third-party financing, or whether, when and on what terms any such financing may be available. As a result of the capital required to fund the expansion

                         PART I. FINANCIAL INFORMATION
               ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               ---------------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

                               September 30, 1996


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

Operating activities provided $3,060,000 more cash during the nine months ended September 30, 1996 than during the comparable period in 1995 due principally to increases in both net income as discussed previously and in amounts due to parent of general partner and its affiliates for the funding of payroll and expansion costs and certain other payables. All such fundings are to be reimbursed on a current basis. These increases were partially offset by decreases in certain accounts payable and accrued expenses.

Investing activities used $1,192,000 more cash during the nine months ended September 30, 1996 than during the comparable period in 1995 due principally to the significant increase in expansion and renovation activity at several of the RC's funded by cash from operating activities and by an affiliate of the parent of the general partner.

Financing activities used $364,000 less cash during the nine months ended September 30, 1996 than during 1995 due principally to the release of restricted cash held by the loan servicer for the reimbursement of certain amounts paid by the Partnership out of unrestricted cash.

Inflation. Management does not believe that inflation has had a material effect on net income. To the extent possible, increased costs are recovered through increased residency fees and charges.

                          PART II.  OTHER INFORMATION
                          ---------------------------

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

                               September 30, 1996



Item 1.  Legal Proceedings
--------------------------

On January 24, 1994, The Russell F. Knapp Revocable Trust (the "Plaintiff") filed a complaint (the "Iowa Complaint") in the United States District Court for the Northern District of Iowa (the "Iowa Court") against the General Partner alleging breach of the Partnership Agreement, breach of fiduciary duty, fraud, insider trading, and civil conspiracy/aiding and abetting. The Plaintiff subsequently amended the Iowa Complaint, adding Forum Group as a defendant. The Iowa Complaint is a derivative action seeking recovery of damages and other relief on behalf of, and not from, the Partnership. The Iowa Complaint alleged, among other things, that the Plaintiff holds a substantial number of Units, that the Board of Directors of the General Partner is not comprised of a majority of independent directors as required by the Partnership Agreement and as allegedly represented in the Partnership's 1986 Prospectus for its initial public offering, and that the General Partner's Board of Directors has approved and/or acquiesced to an 8% management fee charged by Forum Group under the Management Agreement. The Iowa Complaint further alleged that the "industry standard" for such fees is 4%, thereby resulting in an "overcharge" to the Partnership estimated by the Plaintiff at $1.8 million per annum beginning in 1994. The Plaintiff sought the restoration of certain former directors to the Board of Directors of the General Partner and the removal of certain other Directors from the Board, an injunction prohibiting the payment of an 8% management fee, and unspecified compensatory and punitive damages. On April 3, 1995, the Iowa Court entered an order dismissing the Iowa Complaint on jurisdictional grounds. Although the Plaintiff filed a notice of appeal of the Iowa Court's ruling, it subsequently dismissed this appeal.

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

The defendants moved to dismiss the amended complaint on similar grounds, and on May 17, 1996, the Indiana Court ruled on the defendant's motion by dismissing without prejudice two of the four counts contained in the amended complaint, namely the counts for alleged insider trading and civil conspiracy/aiding and abetting. The litigation is currently in the discovery stage. The General Partner intends to vigorously defend against this litigation.

                    ---------------------------------------

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

                               September 30, 1996


Item 2.  Changes in Securities
------------------------------


           None.

Item 3.   Defaults Upon Senior Securities
-----------------------------------------


           None.


Item 4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

           None.


Item 5.  Other Events
-----------------------

           None.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

          (a)  Exhibits

               Exhibit No.  Description

                 99.1       Forward-Looking Statements


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


                              FORUM RETIREMENT PARTNERS, L.P.,
                               A Delaware limited partnership

                         BY:  Forum Retirement, Inc., its general partner
                              -------------------------------------------


Date: November 14, 1996        By:     /s/  Terrence P. Morrow
-----------------------           ----------------------------
                                         Terrence P. Morrow
                                    Vice-President and Treasurer