Form 10-K405
period 1996-12-31
FORUM RETIREMENT PARTNERS L P
filed 1997-03-31
CIK 804752

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K
                                 ANNUAL REPORT

                        Pursuant to Section 13 or 15(d)
                     of The Securities Exchange Act of 1934


                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                        COMMISSION FILE NUMBER:  1-9302

                        FORUM RETIREMENT PARTNERS, L.P.

    ORGANIZED IN DELAWARE                              I.R.S. NO.35-1686799
                              10400 FERNWOOD ROAD
                              BETHESDA, MD  20817
                           TELEPHONE:  (301) 380-3000


          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     TITLE OF EACH CLASS                                 NAME OF EACH EXCHANGE
 Preferred Depository Units                               ON WHICH REGISTERED
   Representing Preferred                               American Stock Exchange
Limited Partners' Interests


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this form 10-K. [X]

There were 15,285,248 Preferred Depository Units outstanding as of March 14,
1997.

The aggregate market value of the voting stock held by non-affiliates of the registrant (excluding units owned by the Registrant's General Partner or its Affiliates) was $10,642,000 as of March 14, 1997.

There are 30 pages in this Report. The financial statement and exhibit indices are located at pp. 29-30.

                                     PART I

FORWARD-LOOKING STATEMENTS

     When used throughout this report, the words "believes", "anticipates", and "expects", and similar expressions, are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected, including: competition with other retirement communities, the balance between supply of and demand for retirement communities, the Partnership's ability to timely effect its planned expansion program on current and anticipated terms, including sufficiency of cash flow from operations to finance the expansion (or the availability of borrowings if necessary) and timely receipt of zoning and other governmental approvals, potential changes in Medicaid and/or Medicare reimbursement levels or criteria, potential changes in the regulatory environment applicable to retirement communities and related healthcare services and the effect of national and regional economic conditions, and other risks described from time to time in the Partnership's filings with the Securities and Exchange Commission, including Exhibit 99 to this report. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Partnership also undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

ITEM 1.  BUSINESS.

     Forum Retirement Partners, L.P. (the "Partnership") is a Delaware limited partnership that was formed in 1986 to own retirement communities ("RC's") originally developed or acquired by Forum Group, Inc. ("Forum Group"). Forum Group beneficially owns 79.0% of the outstanding depository units representing limited partners' interests in the Partnership ("Preferred Depository Units" or "Units"). Forum Group is also the parent corporation of Forum Retirement, Inc., the general partner of the Partnership (the "General Partner").

     The Partnership has initiated an expansion program relating to certain of its properties in an effort to further improve the Partnership's results of operations. Currently, four expansion projects have been completed, five expansion projects are under construction and another five expansion projects are in certain stages of active development or design. The four completed projects increased the number of living and nursing units owned by the Partnership by approximately 4% at a capital cost of $3.8 million. The ten projects which are either under construction or are in certain stages of active development or design are expected to increase the number of living and nursing units owned by the Partnership by approximately 18% at a budgeted capital cost of $17.3 million. Four of the five projects currently in development or design are expected to begin construction by the end of 1997. The expansions are designed to modify the uses of or add capacity to existing facilities without incurring substantial land acquisition and common area build-out costs.
Certain expansions will require additional regulatory approvals.

     The Partnership presently intends to finance this expansion program from the Partnership's cash flow from operations. If cash flow from operations is insufficient to complete such expansion on a timely basis, the expansion may be delayed, reduced in scope or discontinued. The terms of the Partnership's current long-term debt agreement restrict the Partnership from incurring additional third-party financing (other than $1 million of equipment financing), and prohibit the imposition of liens on the Partnership's assets. There can be no assurance that a waiver can be obtained from the lender to permit any third-party financing, or whether, when and on what terms any such financing may be available. As a result of the capital required to fund the expansion program, the Partnership does not expect to make distributions in respect of limited partner units in the foreseeable future.

     On March 18, 1997, Marriott International, Inc. ("Marriott International"), which owns Forum Group, and Host Marriott Corporation, announced that they had entered into a letter of intent providing for the sale of Forum Group to Host Marriott Corporation, and for the transfer of the management of the Forum Group retirement communities (including those owned by the Partnership) to a Marriott International subsidiary, subject to receipt of required consents. The parties announced that the sale is expected to be completed by the second quarter of 1997, but is subject to customary due diligence, documentation, approval by the Board of Directors of Marriott International and Host Marriott Corporation; and expiration or termination of the Hart-Scott-Rodino Antitrust Act waiting period requirements.

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

     Seven of the nine RC's are comprised of an independent living component and a nursing component, and each Property, except the Millcroft RC, also includes an assisted living component. The Foulk Manor and Myrtle Beach Manor RC's each consist of an assisted living component and a nursing component, but do not contain an independent living component.

     Independent living components contain a variety of accommodations, together with amenities such as dining facilities, lounges, and game and craft rooms. All residents of the independent living components are provided security, meals, and housekeeping and linen service. Emergency healthcare service is available upon demand 24 hours a day from on-site staff, and each independent living unit is equipped with an emergency call system. The independent living components of the Properties consist of apartments and, in the case of Foulk Manor North, villas. Independent living unit residency fees presently range from $1,400 to $3,850 per month, depending on the unit size and location of the RC. Each apartment and villa resident enters into a residency agreement that may be terminated by the resident on short notice. Although there can be no assurance that available independent living units will be reoccupied as residency agreements expire or are terminated, since 1988 at least 80% of the residents of the apartments and villas have renewed their residency agreements from year to year.

     Assisted living components provide a supportive environment that encourages independent living. Residents have private or semiprivate suites, eat meals in a private dining room, and are provided the added services of scheduled activities, housekeeping and linen service, preventive health surveillance, periodic health monitoring, assistance with activities of daily living, and emergency care. The charge for a private assisted living suite presently ranges from $62 to $165 per day.

     Nursing components provide residents a full range of nursing care. Residents have private or semiprivate rooms, and share communal dining and social facilities. In most instances each resident of the independent living component of a Property is entitled to priority admission in the assisted living (if any) or nursing component. The charge for a private nursing room presently ranges from $88 to $191 per day.

     The Properties also provide ancillary healthcare services, including the operation of an adult day care center on the premises of one RC.

The following table indicates the name, location and current capacity for each property:



                                                  CAPACITY
                                    ----------------------------------------
                                    INDEPENDENT ASSISTED            TOTAL
                                       LIVING    LIVING  NURSING    UNITS
NAME AND LOCATION                      UNITS     SUITES   BEDS   SUITES/BEDS
----------------------------------  -----------  ------- ------- -----------
The Forum at Lincoln Heights             151       30     60          241
San Antonio, Texas

Foulk Manor                              -0-       51     57          108
Wilmington, Delaware

Foulk Manor North                         58       11     46          115
Wilmington, Delaware

Millcroft                                 62      -0-    100          162
Newark, Delaware

The Montebello on Academy                114       35     60          209
Albuquerque, New Mexico

The Montevista at Coronado               123       15    109          247
El Paso, Texas

Myrtle Beach Manor                       -0-       68    104          172
Myrtle Beach, South Carolina

The Park Summit of Coral Springs         204       17     35          256
Coral Springs, Florida

Shipley Manor                             62       15     82          159
Wilmington, Delaware

     The overall average occupancy rate for the Properties for calendar year 1996 was 94.4%. The degree of utilization of each facility is dependent on many factors. Occupancy rates may be adversely affected by the opening of newly developed facilities and the expansion or renovation of competing facilities. Expansion of the Properties may adversely impact occupancy during the development and lease-up process.

MORTGAGES

     On December 28, 1993 the Partnership entered into a loan agreement with Nomura Asset Capital Corporation ("Nomura") pursuant to which Nomura provided approximately $50,707,000 in new financing (the "Nomura Loan"). The proceeds of the Nomura Loan were used to prepay the remaining balances of certain of the Partnership bank debt scheduled to mature on December 31, 1993 and to prepay the Partnership's split coupon first mortgage notes due July 1, 1996, to pay fees and expenses related to the financing and to fund reserves. The Nomura Loan is secured by first priority mortgages on the Partnership's Properties and by security interests in substantially all of the Partnership's other assets. For a description of the principal terms of the Nomura Loan, see Note 4 of Notes to Consolidated Financial Statements under Item 8.

     The principal amount outstanding under the Nomura Loan at December 31, 1996 was $48.0 million, which bears interest at 9.93% per annum. See "Item 1
- Business" and Note 4 of Notes to Consolidated Financial Statements at Item 8 herein for additional information regarding the Nomura Loan.

DEPRECIATION

     The aggregate net federal tax basis of the Properties as of December 31, 1996 was $58.6 million for real property and $2.5 million for personal property.

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

     The following table indicates the approximate percentages of operating revenues for each of the last five years derived by the Partnership from private sources, and from Medicare and Medicaid:


                         INDEPENDENT AND ASSISTED LIVING COMPONENTS
                        --------------------------------------------
SOURCE                  1996      1995      1994      1993      1992
------                  ----      ----      ----      ----      ----
Private                 100%      100%      100%      100%      100%
Medicare/Medicaid       -0-       -0-       -0-       -0-       -0-
                        ----      ----      ----      ----      ----
Total                   100%      100%      100%      100%      100%
                        ====      ====      ====      ====      ====

                                     NURSING COMPONENTS
                        --------------------------------------------
SOURCE                  1996      1995      1994      1993      1992
------                  ----      ----      ----      ----      ----
Private                  61%       65%       65%       69%       72%
Medicare/Medicaid        39%       35%       35%       31%       28%
                        ----      ----      ----      ----      ----
Total                   100%      100%      100%      100%      100%
                        ====      ====      ====      ====      ====

                                        TOTAL RC'S
                        --------------------------------------------
SOURCE                  1996      1995      1994      1993      1992
------                  ----      ----      ----      ----      ----

Private                   79%      82%       82%       85%       86%
Medicare/Medicaid         21%      18%       18%       15%       14%
                        ----      ----      ----      ----      ----
Total                    100%     100%      100%      100%      100%
                        ====      ====      ====      ====      ====


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

     Various legislative and industry groups are studying numerous healthcare issues, including access, delivery, and financing of long-term healthcare, and at any given time there are numerous federal and state legislative proposals relating to the funding and reimbursement of healthcare costs. It is difficult to predict whether these proposals will be adopted or the form in which they might be adopted, and no assurance can be given that any such legislation, if adopted, would not have a material effect on the Partnership or the value of its Properties.

REGULATION AND OTHER FACTORS

     Healthcare facility operations are subject to federal, state, and local government regulations. Facilities are subject to periodic inspection by state licensing agencies to determine whether the standards necessary for continued licensure are being maintained. In granting and renewing licenses, the state agencies consider, among other things, buildings, furniture, and equipment; qualifications of administrative personnel and staff; quality of care; and compliance with laws and regulations relating to operation of facilities. State licensure of a nursing facility is a prerequisite to certification for participation in the Medicare and Medicaid programs. Requirements for licensure of assisted living components are generally less comprehensive and stringent than requirements for licensure of nursing facilities. Most states do not have licensure requirements for the independent living components of RC's, except to the extent that such independent living components are associated with the provision of healthcare services. The Properties are presently in substantial compliance with all applicable federal, state and local regulations with respect to licensure requirements. However, because those requirements are subject to change, there can be no assurance that the Properties will be able to maintain their licenses upon a change in standards, and future changes in those standards could necessitate substantial expenditures by the Partnership to comply therewith.

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

EMPLOYEES

     The Partnership has no employees. At March 7, 1997, Forum Group had approximately 1,200 employees working on the premises of the Partnership's nine RC's pursuant to the Management Agreement. Forum Group has informed the Partnership that relations with those employees are good.

ITEM 3.  LEGAL PROCEEDINGS.

     On January 24, 1994, The Russell F. Knapp Revocable Trust (the "Plaintiff") filed a complaint (the "Iowa Complaint") in the United States District Court for the Northern District of Iowa (the "Iowa Court") against the General Partner alleging breach of the Partnership Agreement, breach of fiduciary duty, fraud, insider trading, and civil conspiracy/aiding and abetting . The Plaintiff subsequently amended the Iowa Complaint, adding Forum Group as a defendant. The Iowa Complaint is a derivative action seeking recovery of damages and other relief on behalf of, and not from, the Partnership. The Iowa Complaint alleged, among other things, that the Plaintiff holds a substantial number of Units, that the Board of Directors of the General Partner is not comprised of a majority of independent directors as required by the Partnership Agreement and as allegedly represented in the Partnership's 1986 Prospectus for its initial public offering, and that the General Partner's Board of Directors has approved and/or acquiesced to an 8% management fee charged by Forum Group under the Management Agreement. The Iowa Complaint further alleged that the "industry standard" for such fees is 4%, thereby resulting in an "overcharge" to the Partnership estimated by the Plaintiff at $1.8 million per annum beginning in 1994. The Plaintiff sought the restoration of certain former directors to the Board of Directors of the General Partner and the removal of certain other directors from the Board, an injunction prohibiting the payment of an 8% management fee, and unspecified compensatory and punitive damages. On April 3, 1995, the Iowa Court entered an order dismissing the Iowa Complaint on jurisdictional grounds. Although the Plaintiff filed a notice of appeal of the Iowa Court's ruling, it subsequently dismissed this appeal.

     On June 15, 1995, the Plaintiff filed a complaint (the "Indiana Complaint") in the United States District Court for the Southern District of Indiana (the "Indiana Court") against the General Partner and Forum Group seeking essentially the same relief. The defendants moved to dismiss the Indiana Complaint for failure to state a claim for which relief could be granted and, in response, on December 11, 1995 the Plaintiff amended the Indiana Complaint. The defendants moved to dismiss the amended complaint on similar grounds, and on May 17, 1996, the Indiana Court ruled on the defendant's motion by dismissing without prejudice two of the four counts contained in the amended complaint, namely the counts for alleged insider trading and civil conspiracy/aiding and abetting.
The litigation is currently in the discovery stage, and a trial date has been set for May 5, 1997. The General Partner intends to vigorously defend against this litigation. The Partnership, in accordance with the Management Agreement, reimbursed the General Partner for $88,000, $89,000 and $146,000 of litigation costs relating to this claim in 1996, 1995 and 1994, respectively.

     See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation" for further discussion of the Management Agreement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the fourth quarter of 1996 to a vote of security holders.

                                    PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED UNITHOLDER
MATTERS.

     (a) Market Information. The principal United States market in which Units are being traded is the American Stock Exchange (symbol: FRL).

     The high and low sales prices for Units for each full quarterly period within the two most recent fiscal years, as reported in the consolidated transaction reporting system, were as follows:

           1995                      HIGH      LOW
           ----                      ----     -----
Quarter ended March 31, 1995        $2-1/2    2-1/16
Quarter ended June 30, 1995         $2-1/4    2-1/16
Quarter ended September 30, 1995    $2-3/8    1-7/8
Quarter ended December 31, 1995     $2-7/8    2-3/8

           1996                      HIGH     LOW
           ----                      ----     ----
Quarter ended March 31, 1996        $5        2-11/16
Quarter ended June 30, 1996         $4        3-1/4
Quarter ended September 30, 1996    $3-5/8    3-1/8
Quarter ended December 31, 1996     $3-3/4    3

     (b)  Holders.   The approximate number of record holders of Preferred
Depository Units as of March 5, 1997 was 397.

     (c) Dividends. The Partnership has not made any distributions on Preferred Depository Units for the last six years. The Partnership intends to invest its excess cash flow in its expansion program and does not expect to make distributions on Preferred Depository Units in the foreseeable future. There necessarily can be no assurance as to whether or when, or at what level, any future cash distributions to holders of Units will be made. See "Item 1 - Business" for a discussion of possible cash needs for expansions of the Partnership's RC's.

ITEM 6.  SELECTED FINANCIAL DATA.



                                                                    YEARS ENDED DECEMBER 31
                                                       --------------------------------------------------
                                                         1996      1995      1994      1993       1992
                                                       --------  --------  --------  ---------  ---------
                                                             (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
Total revenues                                         $ 54,106  $ 50,136  $ 47,480  $ 44,176   $ 41,950
Income (loss) before
    extraordinary charge                                    699       297       317    (1,762)    (6,112)
Extraordinary charge - early extinguishment of debt         -0-       -0-       -0-    (2,917)       -0-
Net income (loss)                                           699       297       317    (4,679)    (6,112)
General Partners' interest in net income (loss)               7         3         3       (47)       (61)
Limited Partners' interest in net income (loss)             692       294       314    (4,632)    (6,051)
Average number of Units outstanding                      15,285    15,285    15,285    10,317      8,785
Income (loss) per limited partner Unit:
      Income (loss) before extraordinary charge            0.05      0.02      0.02     (0.17)     (0.69)
      Extraordinary charge                                  -0-       -0-       -0-     (0.28)       -0-
      Net income (loss)                                    0.05      0.02      0.02     (0.45)     (0.69)
Total assets                                            112,558   110,610   111,163   110,480    109,767
Long-term obligations, less current portion              46,855    47,984    49,007    49,934     34,070
Partner's Equity                                         39,608    38,909    38,612    38,386     30,187
Cash distributions declared:
      Per Unit                                              ---       ---       ---       ---        ---


   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   Results Of Operations.

   Introduction. At December 31, 1996 and 1995, the Partnership owned nine RC's, all of which were managed by Forum Group. The Partnership reported net income of $699,000 for the year ended December 31, 1996 compared to $297,000 for 1995. Total revenues for the year ended December 31, 1996 increased $3,970,000, or 7.9%, to $54,106,000 compared to 1995. Total revenues consist primarily of routine service and ancillary service revenues. Routine service revenues are generated from monthly charges for independent living units and daily charges for assisted living suites and nursing beds, and are recognized monthly based on the terms of the residents' agreements. Ancillary service revenues are generated on a "fee for service" basis for supplementary items requested by residents, and are recognized as the services are provided.

     The combined average monthly rental rate per occupied unit (calculated using revenue generated from the respective rental components and excluding non-rental revenues and prior period adjustments) increased approximately 6.8% from 1995 to 1996, with each of the nine RC's experiencing increases. Combined average occupancy (calculated based on the number of units occupied during the respective period) at the nine RC's was 94.4% for the twelve-month period ended December 31, 1996, an increase of approximately 0.7% compared to the same period in 1995. The increase was primarily the result of two RC's which experienced occupancy increases of 4.0% and 2.0%, respectively, partially offset by two RC's which experienced occupancy declines of 2.9% and 2.1%, respectively. These occupancy declines were due primarily to the effect of recently opened expansions at the respective RC's.

     The Partnership has not made any distributions on its Units in the past six years, due primarily to the increased level of expansion activity at several of its communities. The Partnership believes that operating results can be expected to improve as a result of the expansion program. Furthermore, the Partnership believes that it can continue to sustain high levels of occupancy at the RC's while enhancing operating margins and performance at its RC's. There necessarily can be no assurance that operating results will improve or as to whether or when, or at what levels, any distributions will be made. Implementation of the Partnerships' expansion plan will negatively affect the Partnership's levels of distributable cash, if any. See "Item 1- Business" for a discussion of the Partnership's expansion efforts.

     Twelve Months Ended December 31, 1996 and 1995. Routine and ancillary revenues increased $3,913,000, or 7.9%, to $53,711,000 over the comparable period last year. The revenue increase is primarily the result of increases in residency fees and charges in the independent living, assisted living and nursing components, occupancy increases at a majority of the RC's and the favorable impact of recently opened expansion units at four RC's (two located in Delaware, one which added five assisted living units in November 1995 and the other which added fifteen assisted living units in October 1996; one located in New Mexico, which increased its assisted living capacity by twenty units in April 1996; and one located in South Carolina, which added nineteen healthcare units in June 1996). Each of the nine RC's experienced revenue increases in 1996.

     Routine expenses and ancillary costs increased $2,825,000, or 7.8%, to $39,210,000 compared to the same period last year. The increased costs and expenses resulted primarily from a generally higher level of nursing, therapy healthcare and other staffing, increased occupancy at a majority of the RC's and normal inflationary and other operational increases in other expenses. The recently opened expansion units and the higher occupancy rates at certain other RC's principally impacted the costs associated with the higher level of nursing, therapy, housekeeping and dining services required by the residents at the RC's. Additionally, a favorable adjustment to workers' compensation insurance costs of $229,000 in 1995 contributed to the increase in costs on a period to period comparative basis.

      Adjusted for the non-comparable item noted above, Net Operating Income ("NOI"), calculated as routine and ancillary revenues ("operating revenues") less routine and ancillary expenses ("operating expenses") and management fees, increased $977,000, or 10.6%, to $10,200,000 and the operating margin (operating revenues less operating expenses) as a percentage of operating revenues increased from 26.5% in 1995 to 27.0% in 1996.

       Management fees increased as a function of revenue. Depreciation and amortization increased as a result of current and prior year additions to property and equipment, including four recently opened expansions. Total interest expense for the year ended December 31, 1996 decreased by $164,000 compared to total interest expense for 1995, due primarily to a reduction in the principal amount of long-term debt and the capitalization of interest costs related to the expansion programs. Pursuant to the terms of the Management Agreement as in effect since the Partnership's formation in 1986, management fees (based on the Partnership's gross operating revenues) payable to Forum Group for all periods prior to 1994 have been deferred. Fees accruing after January 1, 1994 have been paid on a current basis. The deferred management fees were expensed in the Partnership's statements of operations and reflected on a deferred basis in the Partnership's balance sheets for the relevant periods. Accordingly, except for changes in management fees payable resulting from variations in revenue levels, the current payment of such fees for periods after

January 1, 1994 had a comparable impact on the Partnership's operating and net income as compared to prior periods, although it did affect the Partnership's cash position commencing in 1994.

      Twelve Months Ended December 31, 1995 and 1994 . After giving effect to certain reclassifications made to conform to the 1996 presentation, routine and ancillary revenues for the year ended December 31, 1995 increased $2,565,000, or 5.4%, to $49,798,000 compared to operating revenues for 1994. The revenue increase is primarily the result of increases in residency fees and charges in the independent living and assisted living component, higher than average occupancy at a majority of the RC's, significant increases in the provision of ancillary healthcare services and a favorable net Medicare settlement of $46,000 in 1995 and an unfavorable net Medicare settlement of $196,000 in 1994 for the comparable period. These revenue increases were partially offset by a revenue decrease at an RC which experienced a decrease in occupancy and relatively flat residency fees and charges. A second RC also experienced a decline in occupancy in 1995, but reflected increased revenues as a result of the provision of a significantly higher level of ancillary services.

      After giving effect to certain reclassifications made to conform to the 1996 presentation, routine and ancillary expenses for the year ended December 31, 1995 increased $2,726,000, or 8.1%, to $36,385,000 compared to those combined expenses for the same period of 1994. The higher costs and expenses resulted primarily from the increased provision of ancillary healthcare services, higher levels of average occupancy at seven of the nine RC's and normal inflationary and other operational increases in other expenses. The higher occupancy rates principally impact the costs associated with the higher level of nursing, therapy, housekeeping and dining services required by these residents. Additionally, favorable adjustments to workers' compensation insurance costs of $229,000 and $786,000 in 1995 and 1994, respectively, contributed to the increase in costs on a period-to-period comparative basis.

      Adjusted for the non-comparable items noted above, and for certain reclassifications made to conform to the 1996 presentation, Net Operating Income ("NOI"), calculated as routine and ancillary revenues ("operating revenues") less routine and ancillary expenses ("operating expenses") and management fees, decreased $40,000 or .4% to $9,177,000 and the operating margin (operating revenues less operating expenses) as a percentage of operating revenues decreased from 27.5% in 1994 to 26.4% in 1995. The operating performance of the Partnership was adversely affected by the significant under-performance at a certain RC which experienced only marginal increases in residency fees and charges while experiencing a decrease in occupancy. Excluding the effect of this RC, operating margins as a percentage of operating revenues increased from 27.7% in 1994 to 28.4% in 1995.

      Management fees increased as a function of revenue. Depreciation and amortization increased as a result of current and prior year additions to property and equipment. Total interest expense for the year ended December 31, 1995 decreased by $123,000 compared to total interest expense for 1994, due primarily to a reduction in the principal amount of long-term debt.

     Income Taxes. The Omnibus Budget Reconciliation Act of 1987 provides that certain publicly traded partnerships will be treated as corporations for federal income tax purposes. A grandfather provision delays corporate tax status until 1998 for publicly traded partnerships in existence prior to December 18, 1987. On August 8, 1988, the General Partner was authorized by the limited partners to do all things deemed necessary or desirable to insure that the Partnership is not treated as a corporation for federal income tax purposes. Alternatives available to avoid corporate taxation after 1998 include: (i) selling or otherwise disposing of all or substantially all of the Partnership's assets pursuant to a plan of liquidation and (ii) converting the Partnership into a real estate investment trust or other type of legal entity. Such actions are prohibited or restricted under the Nomura Loan and may require the granting of a waiver by the lender thereunder. There can be no assurance that any such waiver would be granted. There can be no assurance that the Partnership will be able to avoid being taxed as a corporation for federal income tax purposes.

FINANCIAL CONDITION

    Liquidity And Capital Resources. At December 31, 1996, the Partnership had cash and cash equivalents of $6,199,000, accounts receivable of $3,210,000, other current assets of $4,081,000 and current liabilities of $10,079,000. The Partnership believes that it has adequate liquidity to meet its foreseeable working capital requirements.

     The Partnership has initiated an expansion program relating to certain of its Properties in an effort to further improve the Partnership's results of operations. Currently, four expansion projects have been completed, five expansion projects are under construction and another five expansion projects are in certain stages of active development or design. The four completed projects increased the number of living and nursing units owned by the Partnership by approximately 4% at a capital cost of $3.8 million. The ten projects which are either under construction or are in certain stages of active development or design are expected to increase the number of living and nursing units owned by the Partnership by approximately 18% at a budgeted capital cost of $17.3 million. Four of the five projects currently in development or design are expected to begin construction by the end of 1997. The expansions are designed to modify the uses of or add capacity to existing facilities without incurring substantial land acquisition and common area build-out costs. Certain expansions will require additional regulatory approvals.

     The Partnership presently intends to finance this expansion program from the Partnership's cash flow from operations. If cash flow from operations is insufficient to complete such expansion on a timely basis, the expansion may be delayed, reduced in scope or discontinued. The terms of the Partnership's current long-term debt agreement restrict the Partnership from incurring additional third-party financing (other than $1 million of equipment financing), and prohibit the imposition of liens on the Partnership's assets. There can be no assurance that a waiver can be obtained from the lender to permit any third-party financing, or whether, when and on what terms any such financing may be available. As a result of the capital required to fund the expansion program, the Partnership does not expect to make distributions in respect of limited partner units in the foreseeable future.

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

     Operating activities provided $3,259,000 more cash during the year ended December 31, 1996 than during 1995 due to an increase in amounts due to parent of General Partner and its affiliates for the funding of payroll and certain other payables, an increase in depreciation expense due to current and prior year additions to property and equipment, including the recent opening of four expansion projects, and a decrease in certain other current assets, partially offset by an increase in accounts and other receivables. The amounts due to parent of General Partner and its affiliates are to be reimbursed on a current basis.

     Investing activities used $441,000 more cash during the year ended December 31, 1996 than during 1995, due principally to the increase in expansion and renovation activity at several of the RC's funded by cash from operating activities.

     Financing activities provided $3,049,000 more cash during the year ended December 31, 1996 than during 1995, due principally to a decrease in restricted cash. This decrease resulted from the release of restricted funds held in segregated escrow accounts controlled by the collateral agent as required by the Nomura Loan. Such funds were released to reimburse the Partnership for payments made out of the Partnership's unrestricted cash for certain capital expenditures, insurance premiums and real estate taxes.

     Operating activities provided $1,057,000 less cash during the year ended December 31, 1995 than during 1994 due principally to the timing of payments of management fees and amounts due to parent of General Partner and its affiliates as well as an increase in accrued revenues and expenses, net.

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

     New Accounting Standards. On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Improvement of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", with no material effect on the Company's financial statements.

     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following consolidated financial statements are filed under this Item:

                                                                                              PAGE(S)
                                                                                              -------

Independent Auditors' Reports                                                                   13
Consolidated Balance Sheets - December 31, 1996 and 1995                                        15
Consolidated Statements of Operations - Years ended  December 31, 1996, 1995 and 1994           16
Consolidated Statements of Partners' Equity - Years ended December 31, 1996, 1995 and 1994      17
Consolidated Statements of Cash Flows - Years ended December 31, 1996, 1995 and 1994            18
Notes to Consolidated Financial Statements                                                      19


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Partners
FORUM RETIREMENT PARTNERS, L.P.:

We have audited the accompanying consolidated balance sheet of Forum Retirement Partners, L.P. and subsidiary partnership (the "Partnership") as of December 31, 1996 and the related consolidated statements of operations, partners' equity and cash flows for the year then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forum Retirement Partners, L.P. and subsidiary partnership as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedule is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.


/s/ Arthur Andersen LLP
-----------------------
Arthur Andersen LLP


Washington, D.C.
March 26, 1997

INDEPENDENT AUDITORS' REPORT
----------------------------


The Partners
Forum Retirement Partners, L.P.:


We have audited the accompanying consolidated balance sheet of Forum Retirement Partners, L.P. and subsidiary partnership as of December 31, 1995 and the related consolidated statements of operations, partners' equity and cash flows for each of the years in the two-year period ended December 31, 1995. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts for the two-year period ended December 31, 1995. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the acounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forum Retirement Partners, L.P. and subsidiary partnership as of December 31, 1995 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





/s/ KPMG Peat Marwick LLP
-------------------------
KPMG Peat Marwick LLP


Indianapolis, Indiana
February 9, 1996, except as to note 7,
        which is as of March 25, 1996

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995
                                 (IN THOUSANDS)

                ASSETS                                                        1996      1995
                                                                           ---------  -------

Current assets:
  Cash and cash equivalents                                                 $  6,199    2,960
  Accounts receivable, less allowance for doubtful
   accounts of $420 and $227, respectively                                     3,210    3,057
  Other receivables                                                              419       30
  Restricted cash (note 2)                                                     2,663    4,154
  Estimated third-party settlements                                              684      550
  Inventory and prepaid expenses                                                 229      639
  Other current assets                                                            86       75
                                                                            --------  -------

   TOTAL CURRENT ASSETS                                                       13,490   11,465
                                                                            --------  -------

Property and equipment:
  Land and land improvements                                                  14,871   14,867
  Buildings                                                                  103,496   99,293
  Furniture and equipment                                                      9,955    9,198
  Construction in progress                                                       941    1,478
                                                                            --------  -------
                                                                             129,263  124,836
  Less accumulated depreciation                                               31,723   27,630
                                                                            --------  -------

   NET PROPERTY AND EQUIPMENT                                                 97,540   97,206
                                                                            --------  -------

Deferred financing costs, net of accumulated
  amortization of $1,125 and $714, respectively                                1,528    1,939
                                                                            --------  -------
                                                                            $112,558  110,610
                                                                            ========  =======

     LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
   Current portion of long-term debt                                        $  1,129    1,023
   Accounts payable and accrued expenses                                       3,476    4,298
   Amounts due to parent of general partner and its affiliates (note 3)        4,242    1,121
   Resident deposits                                                           1,232    1,266
                                                                            --------  -------

     TOTAL CURRENT LIABILITIES                                                10,079    7,708

Long-term debt, less current portion (note 4)                                 46,855   47,984
Deferred management fees due to parent of general partner                     15,780   15,780
                                                                             --------  -------

     TOTAL LIABILITIES                                                        72,714   71,472
                                                                            --------  -------

General partner's equity in subsidiary partnership                               236      229
Partners' equity:
   General partner                                                               502      495
   Limited partners (15,285 units issued and outstanding)                     39,106   38,414
                                                                            --------  -------
     TOTAL PARTNERS' EQUITY                                                   39,608   38,909
                                                                            --------  -------
                                                                            $112,558  110,610
                                                                            ========  =======
Commitments and contingencies (note 5)

         See accompanying Notes to Consolidated Financial Statements.

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                     (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)




                                                           1996     1995    1994
                                                         --------  ------  ------
Revenues:
  Routine revenue                                         $47,917  43,921  42,362
  Ancillary revenue                                         5,794   5,877   4,871
  Other income                                                395     338     247
                                                          -------  ------  ------
       TOTAL REVENUES                                      54,106  50,136  47,480
                                                          -------  ------  ------

Costs and expenses:
  Routine expenses                                         33,774  31,617  29,783
  Ancillary costs                                           5,436   4,768   3,876
  Management fees to parent of general partner              4,301   3,961   3,767
  General and administrative                                  611     512     714
  Litigation                                                   88      89     146
  Depreciation                                              4,093   3,630   3,491
  Interest, including amounts to parent of general
    partner of $23, $28 and $38, respectively               5,097   5,261   5,384
                                                          -------  ------  ------
       TOTAL COSTS AND EXPENSES                            53,400  49,838  47,161
                                                          -------  ------  ------

       INCOME BEFORE GENERAL PARTNER'S
         INTEREST IN INCOME OF SUBSIDIARY PARTNERSHIP         706     298     319

General partner's interest in income of subsidiary
  partnership                                                   7       1       2
                                                          -------  ------  ------

       NET INCOME                                         $   699     297     317
                                                          =======  ======  ======

General partner's interest in net income                  $     7       3       3
                                                          =======  ======  ======

Limited partners' interest in net income                  $   692     294     314
                                                          =======  ======  ======

Average number of limited partner units outstanding        15,285  15,285  15,285
                                                          =======  ======  ======
        NET INCOME PER LIMITED PARTNER UNIT                 $0.05    0.02    0.02
                                                          =======  ======  ======


         See accompanying Notes to Consolidated Financial Statements.

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

                  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                 GENERAL    LIMITED
                                 PARTNER   PARTNERS
                                 --------  ---------

Balances at December 31, 1993     $  490     37,896
  Offering costs                      (1)       (90)
  Net income                           3        314
                                  ------    -------
Balances at December 31, 1994        492     38,120
  Net income                           3        294
                                  ------    -------
Balances at December 31, 1995        495     38,414
  Net income                           7        692
                                  ------    -------

Balances at December 31, 1996     $  502     39,106
                                  ======    =======

Accumulated balances:
  Capital contributions           $1,173    116,279
  Offering costs                      (4)    (6,715)
  Cash distributions                (255)   (29,679)
  Accumulated losses                (412)   (40,779)
                                  ------    -------

Balances at December 31, 1996     $  502     39,106
                                  ======    =======


          See accompanying Notes to Consolidated Financial Statements.

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)


                                                                    1996     1995     1994
                                                                  --------  -------  -------
Cash flows from operating activities:
   Net income                                                     $   699      297      317
   Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment                              4,093    3,630    3,491
Amortization of deferred financing costs                              411      362      352
Amounts due to parent of general partner and its affiliates         3,166       47      732
Accrued revenues and expenses, net                                 (1,357)    (174)      42
Other                                                                 231     (178)     107
                                                                  -------   ------   ------

   NET CASH PROVIDED BY OPERATING ACTIVITIES                        7,243    3,984    5,041
                                                                  -------   ------   ------

Net cash used in investing activities -
   Additions to property and equipment                             (4,427)  (3,986)  (1,853)
                                                                  -------   ------   ------

Cash flows provided by (used in) financing activities:
   Reduction of long-term debt                                     (1,023)    (927)    (773)
   Payments on note payable to parent of general partner              (45)    (121)    (176)
   Deferred financing costs                                           ---      (49)    (293)
   Offering costs                                                     ---      ---     (152)
   Net decrease (increase) in restricted cash                       1,491   (1,529)    (906)
                                                                  -------   ------   ------

   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                423   (2,626)  (2,300)
                                                                  -------   ------   ------

Net increase (decrease) in cash and cash equivalents                3,239   (2,628)     888
Cash and cash equivalents at beginning of year                      2,960    5,588    4,700
                                                                  -------   ------   ------
Cash and cash equivalents at end of year                          $ 6,199    2,960    5,588
                                                                  =======   ======   ======


          See accompanying Notes to Consolidated Financial Statements.

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

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

          In September 1995, Forum Group commenced a tender offer for any and all outstanding units not already owned by it at $2.83 per unit. The tender offer was completed in December 1995, with 2,644,724 units being purchased. Forum Group owned 79.0% of the Partnership at December 31, 1996 and 1995.

          On February 15, 1996, Forum Group, Marriott International, Inc, and a subsidiary thereof (collectively "Marriott") entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, Marriott completed a tender offer for the shares of Forum Group on March 23, 1996 and currently owns 100% of the outstanding common stock of Forum Group.

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

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

    Cash

          Cash and cash equivalents include cash and highly liquid investments with a maturity of three months or less.

    Inventory and Prepaid Expenses

          Inventory consists primarily of supplies used in the care of residents and are stated at the lower of cost (first-in, first-out method) or market. Prepaid expenses consist primarily of prepaid insurance costs and are expensed ratably over the terms of the policies.

    Property and Equipment


          Property and equipment are carried at cost and include capitalized interest of $247,000 and $99,000 at December 31, 1996 and 1995,
    respectively. Depreciation is computed on the straight-line method. Deferred Costs

          Financing costs are amortized into interest expense on the straight-line method over the term of the related loan agreement.

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

          Revenues include amounts estimated by management to be reimbursable by Medicare, Medicaid and other third party payor agreements. During the year ended December 31, 1996, revenue from Medicare and Medicaid respresented 14% and 7%, respectively, of total revenue. Reimbursement arrangements are subject to audit and retroactive adjustment. Provisions are made for potential adjustments that may result. To the extent those provisions vary from settlements, revenues are charged or credited when the adjustments become final. Changes in the estimate of amounts reimbursable by third party payors from prior years resulted in the recognition of $107,000, $261,000 and $210,000 of additional revenue for 1996, 1995 and 1994, respectively.

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

    Income Taxes

          As partnerships, the allocated share of income or loss for the year is includable in the income tax returns of the partners; accordingly, income taxes are not reflected in the accompanying consolidated financial statements.

          The tax basis of the Partnership's assets are approximately $21,500,000 less than the basis reported for financial statement purposes, primarily due to the carryover tax basis of the affiliated operating partnerships and differences in tax reporting methods.

    Per Unit Data

          The net income per unit is based on the limited partners' interest in the net income divided by the average number of limited partner units outstanding.

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

    Reclassifications

          Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform with the 1996 presentation.

(2) RESTRICTED CASH

Restricted cash is summarized as follows:

                                December 31, 1996  December 31, 1995
                              -------------------  -----------------
Debt service reserve fund              $  487,000            487,000
Fixed asset reserve fund                  246,000          1,066,000
Real estate tax reserve fund              510,000            837,000
Insurance reserve fund                        ---            486,000
                              -------------------  -----------------
                                        1,243,000          2,876,000
Resident security deposits              1,420,000          1,278,000
                              -------------------  -----------------
                                       $2,663,000          4,154,000
                              ===================  =================

    The debt service, fixed asset, insurance and real estate tax reserve funds consist of monies transferred into segregated escrow accounts out of revenues generated by the Partnership, pursuant to the Partnership's secured loan facility. These funds are periodically disbursed by the collateral agent to pay for debt service, capital expenditures, insurance premiums and real estate taxes relating to the secured property. Resident security deposits are amounts paid by retirement community residents that are repayable to the resident upon departure from the retirement community. In some cases, to ensure prompt payment, the Partnership utilizes its unrestricted cash to pay for capital expenditures, insurance premiums, real estate taxes, and resident security deposits and is thereafter reimbursed for such payments out of funds held in the appropriate escrow account.

    The liabilities corresponding to the uses of restricted cash are payable within one year or, in the case of resident security deposits, are payable on demand upon departure of the resident from the retirement community.

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

(3) AMOUNTS DUE TO PARENT OF GENERAL PARTNER AND ITS AFFILIATES

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

    Amounts due to the parent of the General Partner and its affiliates is summarized as follows:

                                        December 31, 1996   December 31, 1995
                                        -----------------   -----------------
Due to Forum Group, Inc.:
   Management fees                             $1,130,000          1,032,000
   Other                                          512,000             89,000
                                        -----------------   -----------------
                                                1,642,000          1,121,000
                                        -----------------   -----------------
Due to Marriott International, Inc.:
   Accounts payable                             1,313,000                  0
   Payroll                                      1,246,000                  0
   Other                                           41,000                  0
                                        -----------------   -----------------
                                                2,600,000                  0
                                        -----------------   -----------------
                                               $4,242,000          1,121,000
                                        =================   =================

(4) LONG-TERM DEBT


     On December 28, 1993, the Partnership entered into a mortgage loan agreement for $50,707,000, and the proceeds were used to retire the split coupon mortgage notes, including the yield maintenance premium, and the bank credit facility and to pay related fees and expenses of $775,000. The mortgage loan requires monthly payments of principal (based on a 20-year amortization) and interest at 9.93% per annum to maturity on January 1, 2001. The loan agreement prohibits prepayment for three years and requires payment of a yield maintenance premium, as defined, if prepaid thereafter. Additional principal payments are required if the debt service coverage ratio, as defined, is below specified levels. The loan is secured by all of the Partnership's RCs. Scheduled principal payments on the mortgage loan as of December 31, 1996 are $1,129,000 in 1997, $1,247,000 in 1998, $1,376,000 in 1999, $1,520,000 in 2000 and $42,712,000 in
2001.

    Amounts due to parent of general partner include long-term debt of $291,000 and $336,000 at December 31, 1996 and 1995, respectively, with a blended interest rate of 7.2% and maturities in varying amounts through January 31, 2004.

    Interest paid during 1996, 1995 and 1994 totaled $4,833,000, $4,946,000 and
$4,679,000, respectively.

(5) COMMITMENTS AND CONTINGENCIES


          In connection with the formation of the Partnership, the Partnership entered into a long-term management agreement with Forum Group which requires fees of 8% of gross operating revenues. Through December 31, 1993, the agreement provided for the deferral of the payment of the fees if net cash flow was not adequate to make certain distributions to limited partners. Since cash flow was not adequate to make the distributions, the $15,780,000 of management fees earned

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP since formation of the Partnership through December 31, 1993 was deferred. The Partnership also reimbursed Forum Group for general and administrative costs incurred on behalf of the Partnership, which amounted to $180,000 in 1996, 1995 and 1994.

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

         On June 15, 1995, the Plaintiff filed a complaint (the "Indiana Complaint") in the United States District Court for the Southern District of Indiana (the "Indiana Court") against the General Partner and Forum Group seeking essentially the same relief. The defendants moved to dismiss the Indiana Complaint for failure to state a claim for which relief could be granted and, in response, on December 11, 1995 the Plaintiff amended the Indiana Complaint. The defendants moved to dismiss the amended complaint on similar grounds, and on May 17, 1996, the Indiana Court ruled on the defendant's motion by dismissing without prejudice two of the four counts contained in the amended complaint, namely the counts for alleged insider trading and civil conspiracy/aiding and abetting. The litigation is currently in the discovery stage, and a trial date has been set for May 5, 1997. The General Partner intends to vigorously defend against this litigation. The Partnership, in accordance with the Management Agreement, reimbursed the General Partner for $88,000, $89,000 and $146,000 of litigation costs relating to this claim in 1996, 1995 and 1994, respectively.

(6) FAIR VALUE OF FINANCIAL INSTRUMENTS

          Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of all financial assets and liabilities for which it is practicable to estimate. Fair value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its financial instruments (excluding property indebtedness) approximates their fair value due to the relatively short maturity of these instruments. There is no quoted market value available for any of the Partnership's instruments. Property indebtedness, with a carrying amount of $47,984,000, at December 31, 1996, has been calculated to have a fair value of $49,802,000 by discounting the scheduled loan payments to maturity using rates that are believed to be currently available for debt of similar terms and maturities. Due to restrictions of transferability and prepayment, previously modified debt terms and other property specific competitive conditions, the Partnership may be unable to refinance the indebtedness to obtain such calculated debt amounts reported.

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

(7) EMPLOYEE BENEFIT PLAN

       Effective April 1, 1993, Forum Group established a defined contribution profit sharing plan, including features under Section 401(K) of the Internal Revenue Code, which will provide retirement benefits to its eligible employees. The Partnership reimburses Forum Group for contributions to the plan for participants employed at the RCs. Effective in the third quarter of 1996, participation in the Forum Group plan ceased and employees now participate in a plan maintained by Marriott International. The Partnership has expensed $33,000, $57,000 and $43,000 in 1996, 1995 and 1994,
   respectively, relating to its portion of employee contributions under these plans.

(8) QUARTERLY FINANCIAL DATA (UNAUDITED)
 (in thousands, except per unit amounts)
                                                                       1996
                                                ------------------------------------------------
                                                  FIRST    SECOND     THIRD    FOURTH     FISCAL
                                                QUARTER   QUARTER   QUARTER   QUARTER       YEAR
                                                ------------------------------------------------
 Sales                                          $13,021   $13,167   $13,517   $14,006    $53,711
 Net operating income                             2,920     2,716     2,513     2,051     10,200
 Net income (loss)                                  374       256       507      (438)       699
 Income (loss) per limited partner unit            0.03      0.02      0.03     (0.03)      0.05

                                                                       1995
                                                ------------------------------------------------
                                                  FIRST    SECOND     THIRD    FOURTH     FISCAL
                                                QUARTER   QUARTER   QUARTER   QUARTER       YEAR
                                                ------------------------------------------------
Sales                                           $12,088   $12,370   $12,373   $12,967    $49,798
Net operating income                              2,316     2,488     2,252     2,396      9,452
Net income                                            6       153        24       114        297
Income per limited partner unit                    0.00      0.01      0.00      0.01       0.02

Sales is defined as routine and ancillary revenues and net operating income is defined as sales less routine expenses, ancillary costs and management fees to parent of general partner.

(9) SUBSEQUENT EVENTS

         On March 18, 1997, Marriott International, Inc. ("Marriott International"), which owns Forum Group, and Host Marriott Corporation, announced that they had entered into a letter of intent providing for the sale of Forum Group to Host Marriott Corporation, and for the transfer of the management of the Forum Group retirement communities (including those owned by the Partnership) to a Marriott International subsidiary, subject to receipt of required consents. The parties announced that the sale is expected to be completed by the second quarter of 1997, but is subject to customary due diligence, documentation, approval by the Boards of Directors of Marriott International and Host Marriott Corporation, and expiration or termination of the Hart-Scott-Rodino Antitrust Act waiting period requirements.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

       On May 8, 1996, the Board of Directors of the General Partner, acting on behalf of the Partnership, engaged Arthur Andersen LLP ("Arthur Anderson") to replace KPMG Peat Marwick LLP ("Peat Marwick") as independent auditors for the Partnership. The decision to change auditors arose in connection with a change in control of the Partnership following the acquisition of the parent of the General Partner by Marriott International in March 1996. Arthur Andersen is the independent auditor for Marriott International.

       Peat Marwick's reports on the financial statements of the Partnership for the fiscal years ended December 31, 1995 and 1994 did not contain an adverse opinion or a disclaimer of opinion and such reports were not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 1995 and 1994 and the interim period ended
March 31, 1996, (i) there were no disagreements with the former auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former auditors, would have caused them to make reference in connection with their report to the subject matter of disagreement and (ii) there were no "reportable events" (as defined in Regulation S-K Item 304).

       The Partnership has provided Peat Marwick with a copy of the disclosures it is making in this Item 9. Peat Marwick has furnished the Partnership with a letter addressed to the Securities and Exchange Commission stating that it agrees with the statements made by the Partnership in this Item 9. The Partnership has filed a copy of Peat Marwick's letter as Exhibit 16 to this report.

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


NAME, PRINCIPAL OCCUPATION                               SERVED
AND BUSINESS EXPERIENCE                                  SINCE              AGE
-----------------------                                  -------            ---

Directors:
Paul E. Johnson, Jr./1/                                  March 1996         49
Mr. Johnson is Chairman of the Board and President of the General Partner, and President of the Senior Living Services Division of Marriott International. Mr. Johnson joined Marriott Corporation in 1983 in Corporate Financial Planning & Analysis. In 1987, he was promoted to Group Vice President of Finance and Development for the Marriott Service Group and later assumed responsibility for real estate development for Marriott Senior Living Services. During 1989, he served as Vice President and General Manager of Marriott's Travel Plazas division. Mr. Johnson subsequently served as Vice President and General Manager of Marriott Family Restaurants from December 1989 through 1991. In October 1991, he was appointed as Executive Vice President and General Manager of Marriott Senior Living Services, and in June 1996 he was appointed to his present position.


John F. Sexton                                           1993               64
Mr. Sexton is a director of the General Partner; Chairman, Evans-McKinsey
   Company, a financial consulting firm, since 1993, theretofore Chief Financial Officer, Lomas Financial Corporation since prior to 1989; director of Americana Hotels and Realty Corp.; Chairman and Director of Mutual Equity Mortgage.

James C. Leslie                                          1993               40
Mr. Leslie is President, Chief Operating Officer and a director of The
   Staubach Company, positions he has held since March 1996 and October 1982, respectively. Mr. Leslie was Chief Financial Officer of The Staubach Company from 1982 to January 1992, at which time he became President of Staubach Financial Services, a position he held until February 1996. Mr. Leslie is also President and a board member of Wolverine Holding Company, and serves on the boards of Columbus Realty Trust, FM Properties, Inc., Wyndham Hotel Corporation and the North Texas Chapter of the Arthritis Foundation. Mr. Leslie is a certified public accountant.

--------------
(1) Mr. Johnson was appointed to fill the vacancy created by the resignation of Mr. McNamara on March 25, 1996.

NAME, PRINCIPAL OCCUPATION                               SERVED
AND BUSINESS EXPERIENCE                                  SINCE              AGE
-----------------------                                  -------            ---

William J. Shaw                                          March 1996         51
Mr. Shaw is a Vice President of the General Partner.  Effective March 31,
   1997, Mr. Shaw became President and Chief Operating Officer of Marriott International. He joined Marriott Corporation in 1974, was Corporate Controller in 1979 and a Vice President in 1982. In 1985, he assumed responsibility for Marriott Corporation's Tax Department and Risk Management department and was elected Senior Vice President - Finance. In 1986, Mr. Shaw was elected Senior Vice President - Finance and Treasurer of Marriott Corporation. He was elected Executive Vice President of Marriott Corporation and promoted to Chief Financial Officer in April 1988. Mr. Shaw was elected President of the Marriott Service Group in February 1992, which now comprises Marriott's Contract Services Group. In October 1993, he was appointed Executive Vice President of Marriott International.

Terrence P. Morrow                                       March 1996         49
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


Lawrence B. Murphy                                       March 1996         39
Mr. Murphy is a Vice President of the General Partner.  Mr. Murphy joined
   Marriott in 1983 and served in various capacities in its Lodging Division, including Vice President of Rooms Operations, Vice President of Service Development and General Manager, until March 1995 when he joined the Senior Living Services Division as Vice President for Operations.



   See "Item 1--Business" for a discussion of a change in control of Forum Group that occurred on March 25, 1996, and a letter of intent entered into on March 17, 1997 relating to a proposed transaction that, if consummated, would result in a change in control of Forum Group.

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

   Messrs. Sexton and Leslie are compensated for all services as a director at the rate of $18,000 per year, payable quarterly in advance, plus $1,500 for each board or committee meeting attended in person and $1,000 per meeting attended telephonically. In addition, if Mr. Sexton or Mr. Leslie serve as a committee chairman, he will receive $250 per substantive discussion of such committee.
Mr. Johnson will receive no compensation for his service as a director. Until his resignation in March 1996, Mr. McNamara was compensated for all services as a director at the rate of $15,000 per year, payable quarterly in advance.

   In addition to amounts payable to Forum Group under the Management Agreement, Forum Group and the General Partner are entitled to the reimbursement of various amounts and to indemnification for certain costs and losses under the Management Agreement and the Partnership Agreement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   (a) Security Ownership of Certain Beneficial Owners. The following table shows the numbers and percentages of Units owned beneficially on March 5, 1997 by any person known to the Partnership to be the beneficial owner of more than 5% of the issued and outstanding units. Each person has sole voting and investment power as to the Units beneficially owned by that person. In addition to the Units beneficially owned by it, Forum Group beneficially owns the General Partner's 1% general partnership interest.

                                                             UNITS
                                                 ---------------------------
    NAME AND ADDRESS OF                                           PERCENT OF
     BENEFICIAL OWNER                               NUMBER           TOTAL
     ----------------                            ----------       ----------
   Forum Group, Inc. (1)                         12,072,515          79.0%
   10400 Fernwood Road
   Bethesda, MD  20817

(1) Consists of Units owned by the General Partner and by another wholly owned subsidiary of Forum Group. Forum Group is a wholly owned subsidiary of Marriott International.

   (b) Security Ownership of Management. None of the directors or officers of the General Partner beneficially owns any Units, except insofar as they may be deemed beneficially to own Units owned by Forum Group or its affiliates.

   Changes in Control. See "Item 1- Business" for a discussion of a change of control of Forum Group that occurred on March 25, 1996, and a letter of intent entered into on March 17, 1997 relating to a proposed transaction that, if consummated, would result in a change in control of Forum Group.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   Under the Management Agreement, for fiscal 1996, Forum Group received (i) management fees of $4,301,000, (ii) reimbursement of $180,000 for direct expenses incurred on behalf of the Partnership, and for office expenses, salaries, compensation expenses, administrative expenses and other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership, and (iii) reimbursement of $88,000 of litigation costs (see
Item 3, Legal Proceedings). Forum Group is the parent company of the General Partner, and beneficially owns 79.0% of the Units.

   Beginning in July 1996, Marriott International has funded certain operating expenses and expansion and renovation costs of the Partnership on behalf of Forum Group, the manager of the Partnership's RC's. All such fundings are reimbursed to Marriott International by the Partnership on a current basis out of the Partnership's cash flow.

   At December 31, 1996, deferred management fees payable to Forum Group under the Management Agreement totaled approximately $15,780,000. See "Item 1 - Partnership Recapitalization" and Item 7 of Part I of this Report for a discussion of the Management Agreement.

                                    PART IV

ITEM 14      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Documents Filed as Part of Report. The following documents are filed as a part of this report:

1.   FINANCIAL STATEMENTS:

     The following consolidated financial statements of the Partnership and its affiliated operating partnership are filed under Item 8 of this report:

                                                                                                PAGE(S)
                                                                                                -------
Independent Auditors' Reports..................................................................   13
Consolidated Balance Sheets - December 31, 1996 and 1995......................................    15
Consolidated Statements of Operations - Years ended December 31, 1996, 1995 and 1994..........    16
Consolidated Statements of Partners' Equity - Years ended December 31, 1996, 1995 and 1994....    17
Consolidated Statements of Cash Flows - Years ended December 31, 1996, 1995 and 1994..........    18
Notes to Consolidated Financial Statements....................................................    19

2.   FINANCIAL STATEMENT SCHEDULES:

     The following other financial statement schedule is filed pursuant to this item:
                                                                                                PAGE(S)
                                                                                                ------
Schedule II- Valuation and Qualifying Accounts................................................    F-1

     All other schedules for which provision is made in Regulation S-X are not required under the related instruction or are inapplicable, and have therefore been omitted.

3.   EXHIBITS:

Exhibit 2(1): Option Agreement (MLP), dated December 29, 1986, by and among Forum Group, the Partnership and Operations (incorporated by reference to
     Exhibit 2(1) to Registration Statement Number 33-71498 dated November 10,
     1993 (the "1993 Form S-2")............................................. N/A

Exhibit 2(2): Recapitalization Agreement, dated October 6, 1993, between Forum Group and the Partnership (incorporated by reference to Exhibit 10(1) to Partnership Current Report on Form 8-K, dated October 12, 1993 (the
     "October 1993 Form 8-K")............................................... N/A

Exhibit 2(3): Letter Agreement, dated December 14, 1993, by and among Forum Group, Forum A/H and the Partnership (incorporated by reference to Exhibit 2(3) of Amendment No. 1 to the 1993 Form S-2, dated December 21, 1993
     ("1993  Amendment No. 1"))............................................. N/A

Exhibit 4(1): Amended and Restated Agreement of Limited Partnership, dated as of December 29, 1986, of the Partnership, as amended (incorporated by reference to Exhibit 4(1) to the 1993 Form S-2)........................ N/A

Exhibit 10(1): Management Agreement (MLP), dated as of December 31, 1986, by and among the Partnership, Forum Retirement Operations, L.P., Forum Health Partners I-A, L.P., Foulk Manor Associates, L.P. and Forum Group (the "Management Agreement") (incorporated by reference to Exhibit 10(1) to the
     1993 Form S-2)......................................................... N/A

Exhibit 10(2): First Amendment to Management Agreement, dated as of September 20, 1986 (incorporated by reference to Exhibit 10(2) to the 1993 Form
     S-2)................................................................... N/A

Exhibit 10(3): Second Amendment to Management Agreement, dated as of September 20, 1989 (incorporated by reference to Exhibit 10(3) to the 1993
     Form S-2).............................................................. N/A

Exhibit 10(4):  Third Amendment to Management Agreement, dated as of
     May 27, 1992 (incorporated by reference to Exhibit 10(4) to the 1993
     Form S-2).............................................................. N/A

Exhibit 10(5):  Fourth Amendment to Management Agreement, dated as of
     November  9, 1993 (incorporated by reference to Exhibit 10(5) to the 1993
     Form S-2).............................................................. N/A

Exhibit 10(6): Depositary Agreement, dated as of December 29, 1986, by and among the Partnership, the General Partner, limited partners and assignees holding depository receipts and Manufacturers Hanover Trust Company ("Manufacturers") (incorporated by reference to Exhibit 10(6)
     to the 1993 Form S-2).................................................. N/A

Exhibit 10(7): Assignment of Depositary Agreement from Manufacturers to American Stock & Trust Company, dated January 1, 1992 (incorporated by reference to Exhibit 10(7) of Amendment No. 2 to the 1993 Form S-2, dated
     January 5, 1994 ("1993 Amendment No. 2")............................... N/A

Exhibit 10(8):  Loan Agreement, dated as of December 28, 1993, by and among
     FRP Financing Limited, L.P., Nomura Asset Capital
     Corporation and Bankers Trust Company (incorporated by reference to
     Exhibit 10(8) to 1993 Amendment No. 2)................................. N/A

Exhibit 10(9): Amendment to Loan Agreement, dated as of January 31, 1994, by and among FRP Financing Limited, L.P., Nomura Asset Capital Corporation and Bankers Trust Company (incorporated by reference to Exhibit 10(9) to 1995
     Form 10-K)............................................................. N/A

Exhibit 10(10): Second Amendment to Loan Agreement, dated as of March 31, 1995, by and among FRP Financing Limited, L.P., Nomura Asset Capital Corporation and Bankers Trust Company (incorporated by reference to Exhibit 10(10) to
     1995 Form 10-K)........................................................ N/A

Exhibit 16:  Letter, dated as of March 27, 1997, from
     KPMG Peat Marwick LLP................................................. E-16

Exhibit 21:  Subsidiaries of the Partnership............................... E-21
Exhibit 99:  Forward-Looking Statements.................................... E-99

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

                                  FORUM RETIREMENT PARTNERS, L.P.,
                                      a Delaware Limited Partnership

                                  By: FORUM RETIREMENT, INC., GENERAL PARTNER
                                     ----------------------------------------

   Date:     March 31, 1997       By: /s/ Paul E. Johnson, Jr.
                                     ------------------------------------
                                          Paul E. Johnson, Jr., President


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

           SIGNATURE                TITLE                  DATE
           ---------                -----                  ----

 (1) Principal Executive Officer
     of General Partner
    /s/ Paul E. Johnson, Jr.        President              March 31, 1997
----------------------------------
    Paul E. Johnson, Jr.


(2) Principal Financial and
     Accounting Officer of
     General Partner:


    /s/ Terrence P. Morrow
----------------------------------  Vice President,        March 31, 1997
   Terrence P. Morrow               Treasurer


(3) A majority of the Board of
     Directors of General Partner:


      /s/ Paul E. Johnson, Jr.
----------------------------------  Director               March 31, 1997
      Paul E. Johnson, Jr.


      /s/ James C. Leslie
----------------------------------  Director               March 31, 1997
      James C. Leslie


      /s/ John F. Sexton
----------------------------------  Director               March 31, 1997
      John F. Sexton

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

COLUMN A                                          COLUMN B                    COLUMN C             COLUMN D           COLUMN E
------------------------------------------------------------------------------------------------------------------------------------
                                                                             ADDITIONS
------------------------------------------------------------------------------------------------------------------------------------
                                                     BALANCE                      CHARGED TO OTHER
                                                  AT BEGINNING   CHARGED TO COST     ACCOUNTS-       DEDUCTIONS-      BALANCE AT END
DESCRIPTION                                        OF PERIOD       AND EXPENSES        DESCRIBE         DESCRIBE          OF PERIOD
-----------                                       ------------   ---------------  ---------------    -----------      --------------


Year ended December 31, 1996:
                 Deducted from asset accounts:
                     Allowance for doubtful
                       accounts receivable                $227              $438               $0           $245 (1)           $420
Year ended December 31, 1995:
                 Deducted from asset accounts:
                     Allowance for doubtful
                       accounts receivable                $208              $312               $0           $293 (1)           $227
Year ended December 31, 1994:
                 Deducted from asset accounts:
                     Allowance for doubtful
                       accounts receivable                $126              $147               $0           $ 65 (1)           $208

        Note (1) - Uncollectible accounts receivable charged off, less recoveries and contractual adjustments of revenue.

        Above, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.