Form 10-Q
period 1997-03-31
FORUM RETIREMENT PARTNERS L P
filed 1997-05-15
CIK 804752

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act
                                    of 1934


                       FOR QUARTER ENDED MARCH 31, 1997
                        COMMISSION FILE NUMBER:  1-9302



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



      TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
Preferred Depository Units Representing                 American Stock Exchange
Preferred Limited Partners' Interests


       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:       Yes  [X]  No

                                     INDEX



          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP



PART I. FINANCIAL INFORMATION                                  PAGE
-----------------------------                                  ----

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets --
         March 31, 1997 and December 31, 1996                     3

         Condensed consolidated statements of operations --
         Three months ended March 31, 1997 and 1996               5

         Condensed consolidated statement of partners' equity --
         March 31, 1997 and December 31, 1996                     6

         Condensed consolidated statements of cash flows --
         Three months ended March 31, 1997 and 1996               7

         Notes to condensed consolidated financial statements --
         March 31, 1997                                           8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     11

PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                       14

Item 2.  Changes in Securities                                   14

Item 3.  Defaults Upon Senior Securities                         14

Item 4.  Submission of Matters to a Vote of Security Holders     14

Item 5.  Other Information                                       14

Item 6.  Exhibits and Reports on Form 8-K                        15

SIGNATURES                                                       16


Exhibit 99                                                     E-99

                         PART I. FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS
                         -----------------------------


           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                      March 31,   December 31,
                                                        1997          1996
                                                      ---------   ------------
                                                          (in thousands)

                                    ASSETS
                                    ------
Current Assets:
  Cash and cash equivalents                           $   5,271          6,199
  Accounts receivable, less allowances for doubtful       4,565          3,210
     accounts of $501,000 and $420,000, respectively
  Other receivables                                         419            419
  Restricted cash (note C)                                3,499          2,663
  Estimated third-party settlements                         ---            684
  Inventory and prepaid expenses                            252            229
  Other current assets                                       93             86
                                                      ---------        -------

        TOTAL CURRENT ASSETS                             14,099         13,490
                                                      ---------        -------


Property and equipment:
  Land and land improvements                             14,966         14,871
  Buildings                                             103,648        103,496
  Furniture and equipment                                10,066          9,955
  Construction in progress                                1,408            941
                                                      ---------        -------
                                                        130,088        129,263
  Less accumulated depreciation                          32,667         31,723
                                                      ---------        -------

        Net Property and Equipment                       97,421         97,540
                                                      ---------        -------


Deferred financing costs, net of accumulated
   amortization of $1,217,000 and
   $1,125,000, respectively                               1,436          1,528
                                                      ---------        -------


        TOTAL ASSETS                                  $ 112,956        112,558
                                                      =========        =======


See Notes to Condensed Consolidated Financial Statements.

                         PART I. FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS
                         -----------------------------



           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



                                                                               March 31,    December 31,
                                                                                 1997           1996
                                                                              ----------    ------------
                                                                                   (in thousands)
                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------

Current Liabilities:

Current portion of long-term debt                                             $    1,158           1,129
Accounts payable and accrued expenses                                              2,143           3,476
Amounts due to parent of general partner and its affiliates (note D)               5,755           4,242
Resident deposits                                                                  1,190           1,232
                                                                              ----------    ------------

       TOTAL CURRENT LIABILITIES                                                  10,246          10,079

Long-term debt, less current portion                                              46,554          46,855
Deferred management fees due to parent of
 general partner                                                                  15,780          15,780
                                                                              ----------    ------------


       TOTAL LIABILITIES                                                          72,580          72,714
                                                                              ----------    ------------

General partner's equity in subsidiary partnership                                   241             236

Partners' equity:
    General partner                                                                  507             502
    Limited partners (15,285 units issued
        and outstanding)                                                          39,628          39,106
                                                                              ----------    ------------
       TOTAL PARTNERS' EQUITY                                                     40,135          39,608
                                                                              ----------    ------------
Commitments and contingencies (note E)
       TOTAL LIABILITIES AND PARTNERS' EQUITY                                 $  112,956         112,558
                                                                              ==========     ===========






See Notes to Condensed Consolidated Financial Statements.

                         PART I. FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS
                         -----------------------------



           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                      Three Months Ended
                                                                          March 31,
                                                                     1997           1996
                                                                   ---------     --------
                                                                    (in thousands, except
                                                                      per unit amounts)
Revenues:
  Routine revenue                                                  $  12,396       11,430
  Ancillary revenue                                                    1,874        1,689
  Other income                                                            41           51
                                                                   ---------     --------

         TOTAL REVENUES                                               14,311       13,170
                                                                   ---------     --------
Costs and expenses:
  Routine expenses                                                     8,749        7,868
  Ancillary costs                                                      1,538        1,290
  Management fees to parent of general partner                         1,138        1,041
  General and administrative                                             101          221
  Litigation                                                              37          114
  Depreciation                                                           944          948

  Interest, including amounts to parent of general partner of
     $5,000 and $6,000, respectively                                   1,272        1,311
                                                                    --------     --------

         TOTAL COSTS AND EXPENSES                                     13,779       12,793
                                                                    --------     --------

Income before general partner's interest in income of
    subsidiary partnership                                               532          377
                                                                    --------     --------
General partner's interest in income of subsidiary partnership             5            3
                                                                    --------     --------

         NET INCOME                                                 $    527          374
                                                                    ========     ========

General partner's interest in net income                            $      5            4
                                                                    ========     ========

Limited partners' interest in net income                            $    522          370
                                                                    ========     ========

Average number of units outstanding                                   15,285       15,285
                                                                    ========     ========

Net income per limited partner unit                                 $   0.03         0.02
                                                                    ========     ========


See Notes to Condensed Consolidated Financial Statements.

                         PART I. FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS
                         -----------------------------



          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
             CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                                  (Unaudited)

                                                General       Limited
                                                Partner       Partners
                                                -------       --------
                                                    (in thousands)
Balances at January 1, 1997                      $  502         39,106

Net Income                                            5            522
                                                 ------        -------

Balances at March 31, 1997                       $  507         39,628
                                                 ======        =======

Accumulated balances:
   Capital contributions                         $1,173       $116,279
   Offering costs                                    (4)        (6,715)
   Cash distributions                              (255)       (29,679)
   Accumulated losses                              (407)       (40,257)
                                                 ------       --------
Balances at March 31, 1997                       $  507       $ 39,628
                                                 ======       ========




See Notes to Condensed Consolidated Financial Statements.

                         PART I. FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS
                         -----------------------------

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                Three Months Ended
                                                                    March 31,
                                                                   1997     1996
                                                                 -------   ------
                                                                  (in thousands)
Cash flows from operating activities:
Net income                                                       $   527      374
Adjustments to reconcile net income
     to net cash provided by operating activities:
 Depreciation of property and equipment                              944      948
 Amortization of deferred financing costs                             92       92
 Amounts due to parent of general partner and its affiliates       1,525     (162)
 Accrued revenues and expenses, net                               (2,683)     197
 Other                                                               612      436
                                                                 -------   ------

NET CASH PROVIDED BY OPERATING ACTIVITIES                          1,017    1,885
                                                                 -------   ------
NET CASH USED IN INVESTING ACTIVITIES -
 Additions to property and equipment                                (825)  (1,116)
                                                                 -------   ------
Cash flows from financing activities:
 Reduction of long-term debt                                        (272)    (247)
 Payments on note payable to parent of general partner               (12)      (8)
 Net increase in restricted cash                                    (836)    (508)
                                                                 -------   ------

NET CASH USED IN FINANCING ACTIVITIES                             (1,120)    (763)
                                                                 -------   ------

Net increase (decrease) in cash and cash equivalents                (928)       6

Cash and cash equivalents at beginning of period                   6,199    2,960
                                                                 -------   ------

Cash and cash equivalents at end of period                         5,271    2,966
                                                                 =======   ======




See Notes to Condensed Consolidated Financial Statements

                         PART I. FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS
                         -----------------------------


           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


                                 March 31, 1997



NOTE A - BASIS OF PRESENTATION
------------------------------



The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements have been prepared using the accounting policies described in the consolidated financial statements of Forum Retirement Partners, L.P. and Subsidiary Partnership (the "Partnership") included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 (the "Annual Report"). The unaudited condensed consolidated financial statements include all adjustments which are necessary, in the opinion of management, to reflect fairly, in all material respects, the Partnership's financial position and results of operations for the applicable periods. Certain amounts in the 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997 and these financial statements should be read in conjunction with the Partnership's Annual Report.


NOTE B - OWNERSHIP INTEREST OF THE GENERAL PARTNER AND ITS AFFILIATES
---------------------------------------------------------------------


Forum Retirement, Inc., a wholly-owned subsidiary of Forum Group, Inc. ("Forum Group"), is the general partner of the Partnership (the "General Partner") and owns a one percent interest in the Partnership and a one percent interest in a subsidiary operating partnership in which the Partnership owns a ninety-nine percent interest. The General Partner's interest in the subsidiary operating partnership is reflected in the statements of operations as a reduction of the income or loss of the Partnership. Forum Group beneficially owns approximately 79.0% of the outstanding Preferred Depository Units (the "Units") representing preferred limited partner's interests in the Partnership.


On March 18, 1997, Marriott International, Inc. ("Marriott"), which owns Forum Group, and Host Marriott Corporation, announced that they had entered into a letter of intent providing for the sale of Forum Group to Host Marriott Corporation, and for the transfer of the management of the Forum Group retirement communities (including those owned by the Partnership) to a Marriott International subsidiary, subject to receipt of required consents. The parties announced that the sale is expected to be completed by the second quarter of 1997, but is subject to customary due diligence, documentation, approval by the Boards of Directors of Marriott International and Host Marriott Corporation, and expiration or termination of the Hart-Scott-Rodino Antitrust Act waiting period requirements.


NOTE C- RESTRICTED CASH
-----------------------


Restricted cash is summarized as follows:


                                March 31, 1997  December 31, 1996
                              ----------------  -----------------
Debt service reserve fund           $  487,000            487,000
Fixed asset reserve fund               379,000            246,000
Real estate tax reserve fund           854,000            510,000
Insurance reserve fund                 321,000                ---
                              ----------------  -----------------
                                     2,041,000          1,243,000
Resident security deposits           1,458,000          1,420,000
                              ----------------  -----------------
                                    $3,499,000          2,663,000
                              ================  =================

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

                                 March 31, 1997


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


     In March 1996, a subsidiary of Marriott acquired Forum Group. Beginning in July 1996, Marriott has funded certain operating expenses and expansion and renovation costs of the Partnership on behalf of Forum Group. All such fundings are to be reimbursed to Marriott by the Partnership on a current basis out of the Partnership's cash flow.


     Amounts due to the parent of the General Partner and its affiliates is summarized as follows:



                                           March 31, 1997   December 31, 1996
                                          ----------------  -----------------
     Due to Forum Group:
        Management fees                         $1,285,000          1,130,000
        Other                                      192,000            512,000
                                          ----------------  -----------------
                                                 1,477,000          1,642,000
                                          ----------------  -----------------
     Due to Marriott:
        Accounts payable                         1,045,000          1,313,000
        Payroll                                  2,393,000          1,246,000
        Expansion and renovation costs             588,000                ---
        Other                                      252,000             41,000
                                          ----------------  -----------------
                                                 4,278,000          2,600,000
                                          ----------------  -----------------
                                                $5,755,000          4,242,000
                                          ================  =================


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

                                 March 31, 1997


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


    On June 15, 1995, the Plaintiff filed a complaint (the "Indiana Complaint") in the United States District Court for the Southern District of Indiana (the "Indiana Court") against the General Partner and Forum Group seeking essentially the same relief. The defendants moved to dismiss the Indiana Complaint for failure to state a claim for which relief could be granted and, in response, on December 11, 1995 the Plaintiff amended the Indiana Complaint. The defendants moved to dismiss the amended complaint on similar grounds, and on May 17, 1996, the Indiana Court ruled on the defendant's motion by dismissing without prejudice two of the four counts contained in the amended complaint, namely the counts for alleged insider trading and civil conspiracy/aiding and abetting.
The litigation continues to be in the discovery phase, and both the plaintiff and the defendant filed motions for summary judgment. The court has changed the scheduled trial date from May 5, 1997 to December 8, 1997. The General Partner intends to vigorously defend against this litigation.

                         PART I. FINANCIAL INFORMATION
               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               ------------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

                                 March 31, 1997


FORWARD-LOOKING STATEMENTS
--------------------------

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

RESULTS OF OPERATIONS
---------------------

     Three Months Ended March 31, 1997 and 1996.  As of March 31, 1997 and 1996,
     -------------------------------------------
the Partnership owned nine retirement communities ("RCs"), all of which were managed by Forum Group. The Partnership reported net income of $527,000 for the three month period ended March 31, 1997 compared to net income of $374,000 for the same period in 1996. Total revenues for the three month period ended March 31, 1997 increased $1,141,000, or 8.7%, to $14,311,000 compared to the same period last year. Total revenues consist primarily of routine service and ancillary service revenues. Routine service revenues are generated from monthly charges for independent living units and daily charges for assisted living suites and nursing beds which are recognized monthly based on the terms of the residents' agreements. Ancillary service revenues are generated on a "fee for service" basis for supplementary items requested by residents and are recognized as the services are provided. Combined average occupancy (calculated based on the number of units occupied during the respective period) at the nine RCs was 93.3% for the three month period ended March 31, 1997, a decrease of approximately 0.4% points compared to the same period in 1996. The decrease in occupancy is primarily attributable to the effect of three expansion projects which opened in April 1996, June 1996, and October 1996, and which, as of March 31, 1997, were not fully leased. Occupancy has also been negatively impacted by two RCs which are expected to open expansion units in the third and fourth quarters of 1997, due to the temporary inability to lease certain existing units during construction. These decreases in occupancy were partially offset by an RC which experienced an occupancy increase of 7.3%, primarily in the assisted living and nursing components.

     The combined average monthly rental rate per occupied unit (calculated using revenue generated from the respective rental components and excluding non-rental revenues and prior period adjustments) increased 6.0% for the three month period ended March 31, 1997 compared to the same period in 1996, with each of the nine communities experiencing increases.

     Routine and ancillary revenues for the three month period ended March 31, 1997 increased $1,151,000, or 8.8%, to $14,270,000 over the comparable period in 1996. The revenue increase is primarily the result of increases in residency fees and charges in the independent living, assisted living and nursing components, the favorable impact of recently opened expansion units at three RCs (one located in New Mexico, which added twenty assisted living units in April 1996; one located in South Carolina which increased its healthcare capacity by nineteen units in June 1996; and one located in Delaware, which added fifteen assisted living units in October 1996), increases in the provision of therapy and other ancillary healthcare services and a significant occupancy increase experienced at one RC. Two RCs experienced decreases in routine and ancillary revenues due to declines in occupancy relating to expansion unit construction as described above, while the remaining seven RCs experienced increases in routine and ancillary revenues.

     Routine expenses and ancillary costs for the three month period ended March 31, 1997 increased $1,129,000, or 12.3%, to $10,287,000 compared to the same period in 1996. The increased costs and expenses resulted primarily from a generally higher level of nursing and therapy healthcare staffing, the increased

                         PART I. FINANCIAL INFORMATION

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -------------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

                                 March 31, 1997


provision of therapy and other ancillary healthcare services and normal inflationary and other operational increases in other expenses. The recently opened expansion units at three RCs and a significant occupancy increase experienced at one RC principally impacted the costs associated with the higher level of nursing, therapy, housekeeping and dining services required by the residents at the RCs. Net Operating Income ("NOI") calculated as routine and ancillary revenues ("operating revenues") less routine and ancillary expenses ("operating expenses") and management fees decreased $75,000, or 2.6%, to $2,845,000 and the operating margin (operating revenues less operating expenses) as a percentage of operating revenues decreased from 30.2% for the three month period ended March 31, 1996 to 27.9% for the comparable period in 1997. NOI and operating margin were negatively impacted by the recently opened expansion units at three RCs. These RCs all incurred significant start-up costs relating to the opening and lease-up of the expansion units, and at March 31, 1997, the expansion units were not fully leased. In addition, occupancy declines at two RCs due to expansion unit construction , described above, negatively impacted NOI and operating margin.

     Management fees increased as a function of revenue. Total interest expense for the three months ended March 31, 1997 decreased by $39,000 compared to total interest expense for the same period in 1996 due primarily to a reduction in the principal amount of long-term debt.

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

FINANCIAL CONDITION
-------------------

Liquidity and Capital Resources. At March 31, 1997, the Partnership had cash and cash equivalents of $5,271,000, accounts receivable of $4,565,000, remaining current assets of $4,263,000 and current liabilities of $10,246,000. The Partnership believes that it has adequate liquidity to meet its foreseeable working capital requirements.

The Partnership has initiated an expansion program relating to certain of its properties in an effort to further improve the Partnership's results of operations. Currently, four expansion projects have been completed, five expansion projects are under construction and another four expansion projects are in certain stages of active development or design. Three of the four projects currently in development or design are expected to begin construction by the end of 1997. The four completed projects increased the number of living and nursing units owned by the Partnership by approximately 4% at a capital cost of $3.8 million. The nine projects which are either under construction or are in certain stages of active development or design are expected to increase the number of living and nursing units owned by the Partnership by approximately 15% at a budgeted capital cost of $16.8 million. A tenth project previously in the design phase is being re-evaluated and may be reduced in scope or discontinued.

                         PART I. FINANCIAL INFORMATION
                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -------------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)


           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP


                                 March 31, 1997

The expansions are designed to modify the uses of or add capacity to existing facilities without incurring substantial land acquisition and common area build-out costs. Certain expansions will require additional regulatory approvals.

The Partnership presently intends to finance this expansion program from the Partnership's cash flow from operations. If cash flow from operations is insufficient to complete such expansion on a timely basis, the expansion may be delayed, reduced in scope or discontinued. The terms of the Partnership's current long-term debt agreement restrict the Partnership from incurring additional third-party financing (other than $1 million of equipment financing) and prohibit the imposition of liens on the Partnership's assets. There can be no assurance that a waiver can be obtained from the lender to permit any third-party financing, or whether, when and on what terms any such financing may be available. As a result of the capital required to fund the expansion program, the Partnership does not expect to make distributions in respect of limited partner units in the foreseeable future.

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

Operating activities provided $868,000 less cash during the three months ended March 31, 1997 than during the comparable period in 1996 due principally to an increase in accounts receivable and a decrease in certain accounts payable and accrued expenses, partially offset by an increase in amounts due to parent of General Partner and its affiliates for the funding of payroll, certain expansion and renovation costs and certain other accounts payable. The amounts due to parent of General Partner and its affiliates are to be reimbursed on a current basis.

Investing activities used $291,000 less cash during the three months ended March 31, 1997 than during the comparable period in 1996 due principally to a decrease in expansion and renovation costs incurred in the current year. This decrease is primarily a function of the timing of payments of the expansion and renovation costs at several of the RCs and is not reflective of a decrease in the scope of the expansion activity.

Financing activities used $357,000 more cash during the three months ended March 31, 1997 than during 1996 due principally to an increase in restricted cash.

Inflation. Management does not believe that inflation has had a material effect on net income. To the extent possible, increased costs are recovered through increased residency fees and charges.

                          PART II.  Other Information
                          ---------------------------

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

                                 March 31, 1997


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

On June 15, 1995, the Plaintiff filed a complaint (the "Indiana Complaint") in the United States District Court for the Southern District of Indiana (the "Indiana Court") against the General Partner and Forum Group seeking essentially the same relief. The defendants moved to dismiss the Indiana Complaint for failure to state a claim for which relief could be granted and, in response, on December 11, 1995 the Plaintiff amended the Indiana Complaint. The defendants moved to dismiss the amended complaint on similar grounds, and on May 17, 1996, the Indiana Court ruled on the defendant's motion by dismissing without prejudice two of the four counts contained in the amended complaint, namely the counts for alleged insider trading and civil conspiracy/aiding and abetting.
The litigation continues to be in the discovery phase, and both the plaintiff and the defendant filed motions for summary judgment. The court has changed the scheduled trial date from May 5, 1997 to December 8, 1997. The General Partner intends to vigorously defend against this litigation.


ITEM 2.  CHANGES IN SECURITIES
------------------------------

           None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

           None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

           None.


ITEM 5.  OTHER INFORMATION
--------------------------

           None.

                    ---------------------------------------

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

                                 March 31, 1997


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

                  (a)  Exhibits

                       Exhibit No.        Description
                       -----------        -----------

                       99                 Forward-Looking Statements

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



                                   FORUM RETIREMENT PARTNERS, L.P.,
                                   A Delaware limited partnership

                             BY:  FORUM RETIREMENT, INC., GENERAL PARTNER
                                  ---------------------------------------


Date:  May 15, 1997       By:        /s/ Paul E. Johnson, Jr.
                             -------------------------------------------
                                        PAUL E. JOHNSON, JR.
                                 PRESIDENT AND CHAIRMAN OF THE BOARD