Form 10-Q
period 1997-06-30
FORUM RETIREMENT PARTNERS L P
filed 1997-08-14
CIK 804752

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                         For Quarter Ended June 30, 1997
                         Commission File Number: 1-9302


                         FORUM RETIREMENT PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)


                   Organized in Delaware I.R.S. No.35-1686799
                               10400 Fernwood Road
                               Bethesda, MD 20817
                            Telephone: (301) 380-9000

           Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                   Name Of Each Exchange On Which Registered
Preferred Depository Units                      American Stock Exchange
Representing Preferred
Limited Partners' Interests

        Securities registered pursuant to Section 12(g) of the Act: None





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No

                                      INDEX

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP


PART I. FINANCIAL INFORMATION                                                                             PAGE
-----------------------------                                                                             ----

Item 1. Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets --
                  June 30, 1997 and December 31, 1996                                                     3

                  Condensed Consolidated Statements of Operations --
                  Three and six months ended June 30, 1997 and 1996                                       4

                  Condensed Consolidated Statement of Partners' Equity --
                  June 30, 1997 and December 31, 1996                                                     5

                  Condensed Consolidated Statements of Cash Flows --
                  Six months ended June 30, 1997 and 1996                                                 6

                  Notes to Condensed Consolidated Financial Statements                                    7

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                           9

PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                                                               12

Item 2.  Changes in Securities                                                                           12

Item 3.  Defaults Upon Senior Securities                                                                 12

Item 4.  Submission of Matters to a Vote of Security Holders                                             12

Item 5.  Other Information                                                                               12

Item 6.  Exhibits and Reports on Form 8-K                                                                13

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                     June 30,                    December 31,
                                                                                      1997                           1996
                                                                                  ------------                  ------------
                                                                                   (Unaudited)
                                     ASSETS
                                     ------
     Cash and cash equivalents                                                    $     4,252                   $     6,199
     Restricted Cash                                                                    3,355                         2,663
     Other assets                                                                       7,199                         4,628
     Property and equipment, net                                                       98,064                        97,540
     Deferred financing costs, net                                                      1,344                         1,528
                                                                                  -----------                   -----------
               TOTAL ASSETS                                                       $   114,214                   $   112,558
                                                                                  ===========                   ============


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


     Debt                                                                         $   47,434                    $   47,984
     Other liabilities                                                                 9,392                         8,950
     Deferred management fees due to parent of  general partner                       15,780                        15,780
                                                                                  ----------                    ----------
              TOTAL LIABILITIES                                                       72,606                        72,714
                                                                                  ----------                    ----------

General partner's equity in subsidiary partnership                                       254                           236

Partners' equity:
     General partner                                                                     519                           502
     Limited partners (15,285 units issued and outstanding)                           40,835                        39,106
                                                                                  ----------                    ----------
              TOTAL PARTNERS' EQUITY                                                  41,354                        39,608
                                                                                  ----------                    ----------

              TOTAL LIABILITIES AND PARTNERS' EQUITY                              $  114,214                    $  112,558
                                                                                  ==========                    ==========











            See Notes to Condensed Consolidated Financial Statements.

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                  Three Months            Six Months
                                                                                     Ended                  Ended
                                                                                   June 30,                 June 30,
                                                                             --------------------       -------------------
                                                                             1997          1996         1997        1996
                                                                             -------       --------     --------    -------
                                                                                    (in thousands except per unit amounts)
Revenues:
     Routine revenue                                                         $   12,671    $ 11,692     $25,067     $23,122
     Ancillary revenue                                                            2,397       1,475       4,271       3,164
     Other income                                                                    99          29         140          80
                                                                             ----------    --------     -------     -------
     TOTAL REVENUES                                                              15,167      13,196      29,478      26,366
                                                                             ----------    --------     -------     -------

Costs and expenses:
     Routine expenses                                                             8,746       8,162      17,495      16,030
     Ancillary costs                                                              1,682       1,238       3,220       2,528
     Management fees to MSLS                                                      1,209       1,051       2,347       2,092
     General and administrative                                                      45         233         146         454
     Litigation                                                                     122           2         159         116
     Depreciation                                                                   833         950       1,777       1,898
     Interest                                                                     1,298       1,301       2,570       2,612
                                                                             ----------    --------     -------     -------
     TOTAL COSTS AND EXPENSES                                                    13,935      12,937      27,714      25,730
                                                                             ----------    --------     -------     -------

Income before general partner's interest in income of subsidiary partnership      1,232         259       1,764         636
General partner's interest in income of subsidiary partnership                       13           3          18           6
                                                                             ----------    --------     -------     -------

     NET INCOME                                                              $    1,219    $    256     $ 1,746     $   630
                                                                             ==========    ========     =======     =======

General partner's interest in net income                                     $       12    $      2     $    17     $     6
                                                                             ==========    ========     =======     =======

Limited partners' interest in net income                                     $    1,207    $    254     $ 1,729     $   624
                                                                             ==========    ========     =======     =======

Average number of units outstanding                                              15,285      15,285      15,285      15,285
                                                                             ==========    ========     =======     =======

Net income per limited partner unit                                          $     0.08    $   0.02     $  0.11     $  0.04
                                                                             ==========    ========     =======     =======













            See Notes to Condensed Consolidated Financial Statements.

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                                   (Unaudited)

                                                                                General             Limited
                                                                                Partner             Partners
                                                                               ---------           ---------
                                                                                      (in thousands)

Balances at January 1, 1997                                                    $     502           $  39,106
Net Income                                                                            17               1,729
                                                                               ---------           ---------

Balances at June 30, 1997                                                      $     519           $  40,835
                                                                               =========           =========

Accumulated balances:
       Capital contributions                                                   $   1,173           $ 116,279
       Offering costs                                                                 (4)             (6,715)
       Cash distributions                                                           (255)            (29,679)
       Accumulated losses                                                           (395)            (39,050)
                                                                               ---------           ---------
Balances at June 30, 1997                                                      $     519           $  40,835
                                                                               =========           =========

































            See Notes to Condensed Consolidated Financial Statements.

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                   ----------------------------------
                                                                                       1997                    1996
                                                                                   -----------              ---------
                                                                                              (in thousands)

CASH PROVIDED BY OPERATING ACTIVITIES                                              $     1,664              $   3,412
                                                                                   -----------              ---------

CASH USED IN INVESTING ACTIVITIES
     Additions to property and equipment                                                (2,301)                (2,086)
                                                                                   -----------              ---------

Cash flows from financing activities:
     Reduction of long-term debt                                                          (550)                  (499)
     Payments on subordinated debentures                                                   (68)                   (17)
     Net (increase) decrease in restricted cash                                           (692)                    24
                                                                                   -----------              ---------

CASH USED IN FINANCING ACTIVITIES                                                       (1,310)                  (492)
                                                                                   -----------              ---------

Increase (decrease) in cash and cash equivalents                                        (1,947)                   834

Cash and cash equivalents at beginning of period                                         6,199                  2,960
                                                                                   -----------              ---------

Cash and cash equivalents at end of period                                         $     4,252              $   3,794
                                                                                   ===========              =========

























            See Notes to Condensed Consolidated Financial Statements.

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation
-------------------------

The accompanying condensed consolidated financial statements of Forum Retirement Partners, L.P. (the "Partnership") and subsidiary partnership have been prepared by the Partnership without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

In the opinion of the Partnership, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Partnership as of June 30, 1997 and December 31, 1996, and the results of operations and cash flows for the three and six months ended June 30, 1997. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

2.  Ownership Interest of the General Partner and its Affiliates
----------------------------------------------------------------

Forum Retirement, Inc., a wholly-owned subsidiary of Forum Group, Inc. ("Forum Group"), is the general partner of the Partnership (the "General Partner") and owns a one percent interest in the Partnership and a one percent partnership interest in a subsidiary operating partnership in which the Partnership owns a ninety-nine percent limited partnership interest. The General Partner's interest in the subsidiary operating partnership is reflected in the statements of operations as a reduction of the income or loss of the Partnership. Forum Group beneficially owns approximately 79% of the outstanding Preferred Depository Units (the "Units") representing preferred limited partner interests in the Partnership.

On June 21, 1997, HMC Senior Communities, Inc. ("HMCSC"), a wholly-owned subsidiary of Host Marriott Corporation ("Host Marriott"), acquired all of the outstanding stock of Forum Group from Marriott Senior Living Services, Inc. ("MSLS"), a subsidiary of Marriott International, Inc. ("MI"). In connection with the acquisition, Forum Group assigned to MSLS its interest as manager under a long-term management agreement (the "Management Agreement") for the nine senior living communities owned by the Partnership.

3.  Commitments and Contingencies
---------------------------------

On January 24, 1994, The Russell F. Knapp Revocable Trust (the "Plaintiff") filed a complaint (the "Iowa Complaint") in the United States District Court for the Northern District of Iowa (the "Iowa Court") against the General Partner alleging breach of the partnership agreement of the Partnership ("Partnership Agreement"), breach of fiduciary duty, fraud, insider trading, and civil conspiracy/aiding and abetting. The Plaintiff subsequently amended the Iowa Complaint, adding Forum Group as a defendant. The Iowa Complaint is a derivative action seeking recovery of damages and other relief on behalf of, and not from, the Partnership. The Iowa Complaint alleged, among other things, that the Plaintiff holds a substantial number of Units, that the Board of Directors of the General Partner is not comprised of a majority of independent directors as required by the Partnership Agreement and as allegedly represented in the Partnership's 1986 Prospectus for its initial public offering, and that the General Partner's Board of Directors has approved and/or acquiesced to an 8% management fee charged by Forum Group under the Management Agreement. The Iowa Complaint further alleged that the "industry standard" for such fees is 4%, thereby resulting in an "overcharge" to the Partnership estimated by the Plaintiff at $1.8 million per annum beginning in 1994. The Plaintiff sought the restoration of certain former directors to the Board of Directors of the General Partner and the removal of certain other directors from the Board, an injunction prohibiting the payment of an 8% management fee, and unspecified compensatory and punitive damages. On April 3, 1995, the Iowa Court entered an order dismissing the Iowa Complaint on jurisdictional grounds. Although the Plaintiff filed a notice of appeal of the Iowa Court's ruling, it subsequently dismissed this appeal.

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

On June 15, 1995, the Plaintiff filed a complaint (the "Indiana Complaint") in the United States District Court for the Southern District of Indiana (the "Indiana Court") against the General Partner and Forum Group seeking essentially the same relief. The defendants moved to dismiss the Indiana Complaint for failure to state a claim for which relief could be granted and, in response, on December 11, 1995 the Plaintiff amended the Indiana Complaint. The defendants moved to dismiss the amended complaint on similar grounds, and on May 17, 1996, the Indiana Court ruled on the defendant's motion by dismissing without prejudice two of the four counts contained in the amended complaint, namely the counts for alleged insider trading and civil conspiracy/aiding and abetting. The litigation is in the pretrial phase, and both the Plaintiff and the defendants are awaiting the Indiana Court's ruling on their respective motions for summary judgment. The Indiana Court has set a trial date for December 8, 1997. The General Partner intends to vigorously defend against this litigation.

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

Forward-Looking Statements
--------------------------

Certain matters discussed in the Form 10-Q are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Partnership to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectation will be attained. These risks are detailed from time to time in the Partnership's filings with the Securities and Exchange Commission. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Results of Operations
---------------------

THREE MONTHS ENDED JUNE 30, 1997 AND 1996. As of June 30, 1997 and 1996, the Partnership owned nine senior living communities, all of which are currently managed by MSLS. The Partnership reported net income of $1,219,000 for the three months ended June 30, 1997 compared to net income of $256,000 for the same period in 1996. Total revenues for the three months ended June 30, 1997 increased by $1,971,000 or 14.9%, to $15,167,000 compared to the same period in 1996. Total revenues consist primarily of routine service and ancillary service revenues. Routine service revenues are generated from monthly charges for independent living units and daily charges for assisted living suites and nursing beds which are recognized monthly based on the terms of the residents' agreements. Ancillary service revenues are generated on a "fee for service" basis for supplementary items requested by residents and are recognized as the services are provided. The revenue increase is primarily the result of increases in residency fees and charges in the independent living, assisted living and nursing components, the favorable impact of recently opened expansion units and increases in therapy and other ancillary healthcare services.

Combined average occupancy (calculated based on the number of units occupied during the respective period) at the nine senior living communities was 94.1% for the three months ended June 30, 1997, a slight decrease from the prior year.

The combined average monthly rental rate per occupied unit (calculated using revenue generated from the respective rental components and excluding non-rental revenues) increased 6% for the three month period ended June 30, 1997 compared to the same period in 1996, with each of the nine communities experiencing increases.

Routine expenses and ancillary costs for the three month period ended June 30, 1997 increased $1,028,000, or 10.9%, to $10,428,000 compared to the same period in 1996. The increased costs and expenses resulted from a higher level of nursing and therapy staffing as well as an increase in the amount of therapy and ancillary healthcare services, resulting from the expansions described above. These recently opened expansion units at four communities impacted the costs associated with the higher level of housekeeping and dining services.

The foregoing resulted in an increase in Net Operating Income ("NOI") of $715,000, or 26.3%, to $3,431,000. NOI is calculated as routine and ancillary revenues ("operating revenues") less routine and ancillary expenses ("operating expenses") and management fees. Operating margin (operating revenues less operating expenses) as a percentage of operating revenues increased from 28.6% for the three month period ended June 30, 1996 to 30.8% for the comparable period in 1997.

Management fees increased as a function of revenue. Total interest expense for the three months ended June 30, 1997 decreased by $3,000 compared to total interest expense for the same period in 1996 due primarily to scheduled principal amortization of long-term debt.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP


SIX MONTHS ENDED JUNE 30, 1997 AND 1996. The Partnership reported net income of $1,746,000 for the six months ended June 30, 1997 compared to net income of $630,000 for the same period in 1996. Total revenues for the six months ended June 30, 1997 increased by $3,112,000, or 11.8%, to $29,478,000 compared to the same period last year.

Combined average occupancy (calculated based on the number of units occupied during the respective period) at the nine communities was 93.7% for the six months ended June 30, 1997, a decrease of approximately one half percentage point compared to the same period in 1996. The combined average monthly rental rate per occupied unit (calculated using revenue generated from the respective rental components and excluding non-rental revenues) increased 6% for the six months ended June 30, 1997 compared to the same period in 1996, with each of the nine communities experiencing increases. The revenue increase was favorably impacted by recently opened expansion units and increases in therapy and other ancillary services.

Routine expenses and ancillary costs for the six months ended June 30, 1997 increased $2,157,000, or 11.6%, to $20,715,000 compared to the same period in 1996. The increased costs and expenses resulted primarily from a generally higher level of nursing and therapy healthcare staffing, the increased provision of therapy and other ancillary healthcare services and other unremarkable operational trends. NOI increased $640,000, or 11.4%, to $6,276,000 and operating margin remained unchanged at 29.4%.

Management fees increased as a function of revenue. Total interest expense for the six months ended June 30, 1997 decreased by $42,000 compared to total interest expense for the same period in 1996 due primarily to a scheduled principal amortization of long-term debt.

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

On August 5, 1997, President Clinton signed the Taxpayer Relief Act of 1997 (the "Act"). A provision in the Act allows certain publicly traded partnerships which would become subject to tax as a corporation beginning in 1998 to elect to be subject to a special tax on gross income from its active conduct of a trade or business, and continue to avoid being treated as a corporation for federal income tax purposes. The tax generally applies to a partnership's gross income at the rate of three and one half percent, effective for taxable years beginning after December 31, 1997. The General Partner intends to evaluate the impact making the election allowed by the Act would have on the Partnership.

Financial condition
-------------------

LIQUIDITY AND CAPITAL RESOURCES. At June 30, 1997, the Partnership had cash and cash equivalents of $4,252,000 and restricted cash of $3,355,000. Cash provided by operating activities was $1,664,000 for the six months ended June 30, 1997, $1,748,000 less than the prior year due principally to an increase in accounts receivable and a decrease in accounts payable and accrued expenses. The Partnership believes that it has adequate liquidity to meet its foreseeable working capital requirements.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP


The Partnership has ongoing expansion programs relating to certain of its communities in an effort to further improve the Partnership's results of operations. Currently, four expansion projects have been completed, two expansion projects are under construction and another three expansion projects are in active development or design. Two of the three projects currently in development or design are expected to begin construction by the end of 1997. The four completed projects increased the number of living and nursing units owned by the Partnership by approximately 4% at a capital cost of $6.4 million. The five projects which are either under construction or are in active development or design are expected to increase the number of living and nursing units owned by the Partnership by approximately 16% at an estimated capital cost of $21.9 million. The expansions are designed to modify the uses of or add capacity to existing facilities without incurring substantial land acquisition and common area build-out costs. Certain expansions will require additional regulatory approvals. The Partnership expended $2,301,000 and $2,086,000 for the six months ended June 30, 1997 and 1996, respectively, related to these expansion projects, and renewal and replacement projects for existing properties.

The Partnership is financing and intends to continue to finance this expansion program from the Partnership's cash flow from operations. If cash flow from operations is insufficient to complete future expansion on a timely basis, the expansion may be delayed, reduced in scope or discontinued. The terms of the Partnership's current long-term debt agreement restrict the Partnership from incurring additional third-party financing (other than $1 million of equipment financing) and prohibit the imposition of liens on the Partnership's assets. There can be no assurance that a waiver can be obtained from the lender to permit any third-party financing, or whether, when and on what terms any such financing may be available. As a result of the capital required to fund the expansion program, the Partnership does not expect to make distributions in respect of limited partner units in the foreseeable future.

The implementation of the expansion program and its impact on the value of an investment in the Partnership is subject to a number of variables, including without limitation, the availability of cash flow from operations, the ability to obtain required zoning variances and permits from local governmental authorities and the timing thereof, whether development and construction costs are higher or lower than anticipated, whether construction is completed faster or slower than anticipated, whether newly added living units are occupied faster or slower than anticipated and whether operating costs are higher or lower than anticipated.

Cash used in financing activities was $1,310,000 for the six months ended June 30, 1997, an increase of $818,000 over the prior year principally due to an increase in restricted cash.

                           PART II. Other Information

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP


Item 1.  Legal Proceedings
--------------------------

On January 24, 1994, The Russell F. Knapp Revocable Trust (the "Plaintiff") filed a complaint (the "Iowa Complaint") in the United States District Court for the Northern District of Iowa (the "Iowa Court") against the General Partner alleging breach of the Partnership Agreement, breach of fiduciary duty, fraud, insider trading, and civil conspiracy/aiding and abetting. The Plaintiff subsequently amended the Iowa Complaint, adding Forum Group as a defendant. The Iowa Compliant is a derivative action seeking damages and other relief on behalf of, and not from, the Partnership. The Iowa Complaint alleged, among other things, that the Plaintiff holds a substantial number of Units, that the Board of Directors of the General Partner is not comprised of a majority of independent directors as required by the Partnership Agreement and as allegedly represented in the Partnership's 1986 Prospectus for its initial public offering, and that the General Partner's Board of Directors has approved and/or acquiesced to an 8% management fee charged by Forum Group under the Management Agreement. The Iowa Complaint further alleged that the "industry standard" for such fees is 4%, thereby resulting in an "overcharge" to the Partnership estimated by the Plaintiff at $1.8 million per annum beginning in 1994. The Plaintiff sought the restoration of certain former directors to the Board of Directors of the General Partner and the removal of certain other Directors from the Board, an injunction prohibiting the payment of an 8% management fee, and unspecified compensatory and punitive damages. On April 3, 1995, the Iowa Court entered an order dismissing the Iowa Complaint on jurisdictional grounds. Although the Plaintiff filed a notice of appeal of the Iowa Court's ruling, it subsequently dismissed this appeal.

On June 15, 1995, the Plaintiff filed a complaint (the "Indiana Complaint") in the United States District Court for the Southern District of Indiana (the "Indiana Court") against the General Partner and Forum Group seeking essentially the same relief. The defendants moved to dismiss the Indiana Complaint for failure to state a claim for which relief could be granted and, in response, on December 11, 1995 the Plaintiff amended the Indiana Complaint. The defendants moved to dismiss the amended complaint on similar grounds, and on May 17, 1996, the Indiana Court ruled on the defendant's motion by dismissing without prejudice two of the four counts contained in the amended complaint, namely the counts for alleged insider trading and civil conspiracy/aiding and abetting. The litigation is in pretrial phase, and both the Plaintiff and the defendant are awaiting the Indiana Court's ruling on their respective motions for summary judgment. The Indiana Court has set a trial date for December 8, 1997. The General Partner intends to vigorously defend against this litigation.


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

                  None.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

                  None.


Item 5.  Other Information
--------------------------

                  None.

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP



Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

        (a)  Exhibits

               None.

        (b)    Reports on Form 8-K.

               July 7, 1997 - Report of the announcement that HMC Senior Communities, Inc., a wholly-owned subsidiary of Host Marriott
               Corporation, acquired all of the outstanding stock of Forum Group, Inc. ("Forum Group") from Marriott Senior Living Services, Inc., a subsidiary of Marriott International, Inc. Forum Group owns all of the outstanding stock of Forum Retirement, Inc., the general partner of the Partnership, and also indirectly owns approximately 79% of the outstanding preferred depository units of the Partnership.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   FORUM RETIREMENT PARTNERS, L.P.,
                                   a Delaware Limited Partnership

                                   By: FORUM RETIREMENT, INC., GENERAL PARTNER
                                   -------------------------------------------

                                   By: /s/ Donald D. Olinger
                                   -------------------------------------------
                                   Donald D. Olinger
                                   Vice President

August 14, 1997
---------------
Date