Form 10-Q
period 1997-09-30
FORUM RETIREMENT PARTNERS L P
filed 1997-11-14
CIK 804752

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                      For Quarter Ended September 30, 1997
                         Commission File Number: 1-9302


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




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:                             Yes X : No

                                      INDEX
           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP


PART I. FINANCIAL INFORMATION                                             PAGE
-----------------------------                                             ----

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets --                            3
        September 30, 1997 and December 31, 1996

        Condensed Consolidated Statements of Operations --                  4
        Three and nine months ended September 30, 1997 and 1996

        Condensed Consolidated Statement of Partners' Equity --             5
        September 30, 1997 and December 31, 1996

        Condensed Consolidated Statements of Cash Flows --                  6
        Nine months ended September 30, 1997 and 1996

        Notes to Condensed Consolidated Financial Statements                7

Item 2. Management's Discussion and Analysis of Financial                   9
            Condition and Results of Operations

PART II. OTHER INFORMATION AND SIGNATURE
----------------------------------------

Item 1.  Legal Proceedings                                                 12

Item 4.  Submission of Matters to a Vote of Security Holders               12

Item 5.  Other Information                                                 12

Item 6.  Exhibits and Reports on Form 8-K                                  12

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                          ----------------------------

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                 September 30,             December 31,
                                                                                     1997                      1996
                                                                                     ----                      ----
                                                                                  (Unaudited)
                                    ASSETS
Property and equipment, net..............................................      $     97,895               $    97,540
Cash and cash equivalents................................................             6,214                     6,199
Deferred financing costs, net............................................             1,250                     1,528
Other assets.............................................................             2,559                     1,243
                                                                               -------------              -----------
         Total assets....................................................      $    107,918               $   106,510
                                                                               ============               ===========


                  LIABILITIES AND PARTNERS' EQUITY

Debt     ................................................................      $     47,147               $    47,984
Due to manager...........................................................             2,860                     2,611
Other liabilities........................................................               317                       291
Deferred management fees due to parent of general partner................            15,780                    15,780
                                                                               ------------               -----------
         Total liabilities...............................................            66,104                    66,666
                                                                               ------------               -----------

General partner's equity in subsidiary partnership                                      256                       236
                                                                               ------------               -----------

Partners' equity:
     General partner.....................................................               522                       502
     Limited partners (15,285 units issued and outstanding)                          41,036                    39,106
                                                                               ------------               -----------

         Total partners' equity..........................................            41,558                    39,608
                                                                               ------------               -----------

         Total liabilities and partners' equity..........................      $    107,918               $   106,510
                                                                               ============               ===========

















            See Notes to Condensed Consolidated Financial Statements.

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited, in thousands)

                                                                                Three Months                 Nine Months
                                                                                   Ended                        Ended
                                                                                September 30,                September 30,
                                                                               ----------------            ----------------
                                                                               1997        1996            1997        1996
                                                                               ----        ----            ----        ----

REVENUES ............................................................       $  4,332    $  4,404       $  13,915   $  13,039
                                                                            --------    --------       ---------   ---------

OPERATING COSTS AND EXPENSES
     Depreciation and amortization....................................         1,006         990           2,784       2,888
     Base management fees to MSLS.....................................         1,142       1,078           3,489       3,170
     Property taxes...................................................           352         548           1,278       1,232
     Insurance and other..............................................           424         265             458         488
                                                                            --------    --------       ---------   ---------
         Total operating costs and expenses...........................         2,924       2,881           8,009       7,778
                                                                            --------    --------       ---------   ---------

OPERATING PROFIT BEFORE PARTNERSHIP EXPENSES
     AND INTEREST.....................................................         1,408       1,523           5,906       5,261

     General and administrative.......................................           (45)        (23)           (350)       (593)
     Interest expense.................................................        (1,269)     (1,187)         (3,839)     (3,799)
     Interest income..................................................           112         199             253         279
                                                                            --------    --------       ---------   ---------

Income before general partner's interest in income of
     subsidiary partnership...........................................           206         512           1,970       1,148
General partner's interest in income of subsidiary partnership........             2           5              20          11
                                                                            --------    --------       ---------    --------

NET INCOME............................................................      $    204    $    507       $   1,950    $  1,137
                                                                            ========    ========       =========    ========

General partner's interest in net income..............................      $      2    $      5       $      20    $     11
                                                                            ========    ========       =========    ========

Limited partners' interest in net income..............................      $    202    $    502       $   1,930    $  1,126
                                                                            ========    ========       =========    ========

Average number of units outstanding...................................        15,285      15,285          15,285      15,285
                                                                            ========    ========       =========    ========

Net income per limited partner unit...................................      $   0.01    $   0.03       $    0.13    $   0.07
                                                                            ========    ========       =========    ========



















            See Notes to Condensed Consolidated Financial Statements.

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                            (Unaudited, in thousands)

                                                                                 General             Limited
                                                                                 Partner            Partners
                                                                                 -------            --------

Balances at January 1, 1997..........................................           $    502           $  39,106
Net income...........................................................                 20               1,930
                                                                                --------           ---------

Balances at September 30, 1997.......................................           $    522           $  41,036
                                                                                ========           =========

Accumulated balances:
         Capital contributions.......................................           $  1,173           $ 116,279
         Offering costs..............................................                 (4)             (6,715)
         Cash distributions..........................................               (255)            (29,679)
         Accumulated losses..........................................               (392)            (38,849)
                                                                                --------           ---------
Balances at September 30, 1997 ......................................           $    522           $  41,036
                                                                                ========           =========



































            See Notes to Condensed Consolidated Financial Statements.

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                           -----------------------
                                                                                           1997               1996
                                                                                           ----               ----

OPERATING ACTIVITIES
Net income..........................................................................    $  1,950           $  1,137

Adjustments to reconcile to cash from operations
     Depreciation expense...........................................................       2,784              2,888
     Amortization of deferred financing cost........................................         278                276
     Changes in other operating accounts............................................        (953)             1,148
                                                                                        --------           --------
Cash provided by operations.........................................................       4,059              5,449
                                                                                        --------           --------

INVESTING ACTIVITIES
     Capital expenditures...........................................................      (3,139)            (3,313)
                                                                                        --------           --------
Cash used in investing activities...................................................      (3,139)            (3,313)
                                                                                        --------           --------

FINANCING ACTIVITIES
     Repayments of debt.............................................................        (837)              (758)
     Payments on note due to general partner........................................         (68)               (45)
                                                                                        --------           --------
Cash used in financing activities...................................................        (905)              (803)
                                                                                        --------           --------

Increase in cash and cash equivalents...............................................          15              1,333
                                                                                        --------           --------

Cash and cash equivalents, beginning of period......................................       6,199              2,960
                                                                                        --------           --------

Cash and cash equivalents, end of period............................................    $  6,214           $  4,293
                                                                                        ========           ========

























            See Notes to Condensed Consolidated Financial Statements.

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

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

In the opinion of the Partnership, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 1997 and December 31, 1996, and the results of operations and cash flows for the three and nine months ended September 30, 1997. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

The Partnership's balance sheet has been presented in a non-classified format. Accordingly, information as reported in prior filings has been restated.

NOTE 2.  OWNERSHIP INTEREST OF THE GENERAL PARTNER AND ITS AFFILIATES

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

NOTE 3.  REVENUES

Revenues represent house profit from the Partnership's senior living communities. House profit reflects the net revenues flowing to the Partnership as property owner and represents gross community operating sales less property-level expenses excluding depreciation and amortization, real and personal property taxes, insurance, management fees and certain other costs which are classified as operating costs and expenses.

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


House profit generated by the Partnership's senior living communities consists of:

                                                                           Three Months              Nine Months
                                                                              Ended                     Ended
                                                                           September 30,             September 30,
                                                                         -----------------         -----------------
                                                                         1997         1996         1997         1996
                                                                         ----         ----         ----         ----
                                                                                        (in thousands)
Community Sales
     Routine......................................................    $  12,666    $  12,088    $  37,733     $  35,112
     Ancillary....................................................        1,611        1,429        5,883         4,593
                                                                      ---------    ---------    ---------     ---------
         Total Community Sales....................................       14,277       13,517       43,616        39,705
                                                                      ---------    ---------    ---------     ---------

Department Costs
     Routine......................................................        8,518        7,796       25,054        22,821
     Ancillary....................................................        1,427        1,317        4,647         3,845
                                                                      ---------    ---------    ---------     ---------
         Total Department Costs...................................        9,945        9,113       29,701        26,666
                                                                      ---------    ---------    ---------     ---------

Department Profit
     Routine......................................................        4,148        4,292       12,679        12,291
     Ancillary....................................................          184          112        1,236           748
                                                                      ---------    ---------    ---------     ---------
         Revenues.................................................    $   4,332    $   4,404    $  13,915     $  13,039
                                                                      =========    =========    =========     =========


NOTE 4.  COMMITMENTS AND CONTINGENCIES

On June 15, 1995, The Russell F. Knapp Revocable Trust (the "Plaintiff") filed a complaint (the "Indiana Complaint") in the United States District Court for the Southern District of Indiana (the "Indiana Court") against the General Partner and Forum Group alleging breach of the partnership agreement ("Partnership Agreement"), breach of fiduciary duty, fraud, insider trading, and civil conspiracy/aiding and abetting. The Indiana Complaint is a derivative action seeking recovery of damages and other relief on behalf of, and not from, the Partnership. The Indiana Complaint alleged, among other things, that the Plaintiff holds a substantial number of Units, that the Board of Directors of the General Partner is not comprised of a majority of independent directors as required by the Partnership Agreement and as allegedly represented in the Partnership's 1986 Prospectus for its initial public offering, and that the General Partner's Board of Directors has approved and/or acquiesced to an 8% management fee charged by Forum Group under the Management Agreement. The Indiana Complaint further alleged that the "industry standard" for such fees is 4%, thereby resulting in an "overcharge" to the Partnership estimated by the Plaintiff at $1.8 million per annum beginning in 1994. The Plaintiff sought the restoration of certain former directors to the Board of Directors of the General Partner and the removal of certain other directors from the Board, an injunction prohibiting the payment of an 8% management fee, and unspecified compensatory and punitive damages. The defendants moved to dismiss the Indiana Complaint for failure to state a claim for which relief could be granted and, in response, on December 11, 1995, the Plaintiff amended the Indiana Complaint. The defendants moved to dismiss the amended complaint on similar grounds, and on May 17, 1996, the Indiana Court ruled on the defendant's motion by dismissing without prejudice two of the four counts contained in the amended complaint, namely the counts for alleged insider trading and civil conspiracy/aiding and abetting. On February 28, 1997, the Plaintiff filed a motion for partial summary judgment on the issue of the composition of the General Partner's Board of Directors. The defendants filed a cross-motion for summary judgment on February 28, 1997. Both motions were denied by the Indiana Court on October 2, 1997. The Indiana Court has set a trial date of December 8, 1997. The General Partner intends to vigorously defend against this litigation.

                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain matters discussed in the Form 10-Q are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Partnership to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Partnership's filings with the Securities and Exchange Commission. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

Revenues. Revenues represent gross property routine and ancillary sales less property-level expenses. Routine service revenues are generated from monthly charges for independent living units and daily charges for assisted living suites and nursing beds which are recognized monthly based on the terms of the residents' agreements. Ancillary service revenues are generated on a "fee for service" basis for supplementary items requested by residents and are recognized as the services are provided. Total revenues for the three months ended September 30, 1997 decreased by $72,000, or 1.6%, to $4,332,000 compared to the same period in 1996. Total revenues for the nine months ended September 30, 1997 increased by $876,000, or 6.7%, to $13,915,000 compared to the same period in 1996. Both the quarter and year-to-date gross property routine and ancillary sales showed significant growth due to increases in residency fees and charges in the independent living, assisted living and nursing components, the favorable impact of 88 expansion units and increases in therapy and other ancillary healthcare services. However, the increases in gross sales also resulted in increased department costs due to a higher level of nursing and therapy staffing as well as an increase in the amount of therapy and ancillary healthcare services, resulting from the expansions described above. These increases in departmental costs had a significant impact on the quarter revenues as the four properties with expansions experienced increased operating costs as the new units have not been fully occupied.

Combined average occupancy (calculated based on the number of units occupied during the respective period) at the nine senior living communities decreased over four percentage points to 90.1% for the three months ended and decreased over one percentage point to 92.9% for the nine months ended September 30, 1997 due to the impact of certain expansion units which have not yet been occupied. The combined average monthly rental rate per occupied unit (calculated using revenue generated from the respective rental components and excluding non-rental revenues) increased 8% for the three months ended September 30, 1997 and 7% for the nine months ended September 30, 1997, compared to the same periods in 1996, with most of the of the nine properties experiencing increases.

Operating Costs and Expenses. Operating costs and expenses consist of depreciation and amortization, base management fees, real and personal property taxes, insurance and certain other costs. The Partnership's operating costs and expenses increased $43,000, or 1.5%, to $2,924,000 for the three months ended and $231,000, or 3.0%, to $8,009,000 for the nine months ended September 30, 1997. The increased costs and expenses resulted from additional depreciation of property and equipment, and an increase in management fees as a function of increases in gross sales.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, the Partnership's operating profit decreased by $115,000 to $1,408,000, or 33% of revenues, for the three months ended September 30, 1997 from $1,523,000, or 35% of revenues, for the same period in 1996. Operating profit for the nine months ended September 30, 1997 increased by $645,000 to $5,906,000, or 42% of revenues, from $5,261,000, or 40% of revenues, for the same period in 1996.

Net Income. The Partnership reported net income of $204,000 for the three months ended September 30, 1997 compared to net income of $507,000 for the same period in 1996. Net income for the nine months ended September 30, 1997 was $1,950,000 compared to net income of $1,137,000 for the same period in 1996.

Income Taxes. The Omnibus Budget Reconciliation Act of 1987 provided that certain publicly traded partnerships should be treated as corporations for federal income tax purposes. A grandfather rule delayed the application of this provision until tax years beginning after December 31, 1997 for publicly traded partnerships in existence prior to December 18, 1987. On August 8, 1988, the General Partner was authorized by the limited partners to do all things deemed necessary or desirable to insure that the Partnership is not treated as a corporation for federal income tax purposes. Alternatives available to the Partnership to avoid corporate taxation for tax years beginning after December 31, 1997 include: (i) selling or otherwise disposing of all or substantially all of the Partnership's assets pursuant to a plan of liquidation and (ii) converting the Partnership into a real estate investment trust or other type of legal entity. Such actions are prohibited or restricted under the Partnership's current financing and may require the granting of a waiver by the lender thereunder. There can be no assurance that any such waiver would be granted. There can be no assurance that the Partnership will avoid being taxed as a corporation for federal income tax purposes.

On August 5, 1997, President Clinton signed the Taxpayer Relief Act of 1997 (the "Act"). A provision in the Act allows certain publicly traded partnerships which would otherwise become subject to tax as a corporation beginning in 1998 to elect to be subject to a special tax on gross income from its active conduct of a trade or business, and continue to avoid being treated as a corporation for federal income tax purposes. The tax generally applies to a partnership's gross income at the rate of three and one half percent, effective for taxable years beginning after December 31, 1997.

Had the Partnership historically been taxed as a corporation, income tax expense recognized for the periods presented in the accompanying Statements of Operations would have approximated $82,000, $205,000, $788,000 and $459,000 for the three-month and nine-month periods ended September 30, 1997 and 1996, respectively. Had the Partnership been taxed under the elective provisions of the Act for the periods presented, tax incurred by the Partnership would have been approximately $500,000, $473,000, $1,526,000 and $1,390,000 for the
three-month and nine-month periods ended September 30, 1997 and 1996, respectively.

The Partnership has experienced taxable losses in prior years, although there is no certainty that such losses will continue in 1997 and future periods. The General Partner is continuing to study this area as well as the impact on taxable income/loss of changes in depreciable lives related to a conversion to corporate status. Should the Partnership convert to corporate status, the Partnership expects that tax depreciation would decrease in 1998, resulting in an increase in taxable income. Internal Revenue Service guidance on this issue is expected to be issued in December and should allow the General Partner to complete its evaluation and recommend a course of action in the best interest of the Partnership and its partners. Should the Partnership elect to convert to corporate status, the Partnership will be required to establish a deferred tax liability or asset with an offsetting one-time charge or credit to income representing the cumulative tax effect of temporary differences between the book and tax treatment of certain income and expense items such as depreciation.

FINANCIAL CONDITION

Liquidity and Capital Resources. At September 30, 1997, the Partnership had cash and cash equivalents of $6,214,000 and restricted cash of $2,550,000, which is included in other assets on the balance sheet. Cash provided by operating activities was $4,059,000 for the nine months ended September 30, 1997, which is $1,390,000 less than the prior year due principally to changes in its working capital balances. The Partnership believes that it has adequate liquidity to meet its foreseeable working capital requirements.

The Partnership has an on-going expansion program related to all of its communities in an effort to further improve the Partnership's results of operations. The expansion program consists of twelve separate projects expected to increase the total number of units by 303, or 16% of total units, at an estimated capital cost of $21.9 million. Currently, four expansion projects have been completed, three expansion projects are under construction and another five expansion projects are in active development or design. Three of the five projects currently in development or design are expected to begin construction by the end of 1997. The four completed projects increased the number of assisted living and nursing units owned by the Partnership and increased the total number of units by 88 units, or 5%, at a capital cost of $3.9 million. The expansions are designed to add capacity to and/or modify the uses of existing facilities to increase earnings without incurring substantial land acquisition and common area build-out costs. Certain expansions will require additional regulatory approvals. The Partnership expended $3,139,000 and $3,313,000 for the nine months ended September 30, 1997 and 1996, respectively, related to these expansion projects, and renewal and replacement projects for existing properties.

The Partnership is financing and intends to continue to finance this expansion program from the Partnership's cash flow from operations. If cash flow from operations is insufficient to complete future expansions on a timely basis, the expansion may be delayed, reduced in scope or discontinued. The terms of the Partnership's current debt agreement restrict the Partnership from incurring additional third-party financing (other than $1 million of equipment financing) and prohibit the imposition of liens on the Partnership's assets. There can be no assurance that a waiver can be obtained from the lender to permit any third party financing, or whether, when and on what terms, any such financing may be available. As a result of the capital required to fund the expansion program, the Partnership does not expect to make distributions in respect of limited partner units in the foreseeable future.

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

Cash used in financing activities was $905,000 for the nine months ended September 30, 1997, an increase of $102,000 over the prior year principally due to an increase in principal amortization on the Partnership's debt.

                           PART II. OTHER INFORMATION
                           --------------------------
           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

ITEM 1.  LEGAL PROCEEDINGS

On June 15, 1995, The Russell F. Knapp Revocable Trust (the "Plaintiff") filed a complaint (the "Indiana Complaint") in the United States District Court for the Southern District of Indiana (the "Indiana Court") against the General Partner and Forum Group alleging breach of the partnership agreement ("Partnership Agreement"), breach of fiduciary duty, fraud, insider trading, and civil conspiracy/aiding and abetting. The Indiana Complaint is a derivative action seeking recovery of damages and other relief on behalf of, and not from, the Partnership. The Indiana Complaint alleged, among other things, that the Plaintiff holds a substantial number of Units, that the Board of Directors of the General Partner is not comprised of a majority of independent directors as required by the Partnership Agreement and as allegedly represented in the Partnership's 1986 Prospectus for its initial public offering, and that the General Partner's Board of Directors has approved and/or acquiesced to an 8% management fee charged by Forum Group under the Management Agreement. The Indiana Complaint further alleged that the "industry standard" for such fees is 4%, thereby resulting in an "overcharge" to the Partnership estimated by the Plaintiff at $1.8 million per annum beginning in 1994. The Plaintiff sought the restoration of certain former directors to the Board of Directors of the General Partner and the removal of certain other directors from the Board, an injunction prohibiting the payment of an 8% management fee, and unspecified compensatory and punitive damages. The defendants moved to dismiss the Indiana Complaint for failure to state a claim for which relief could be granted and, in response, on December 11, 1995, the Plaintiff amended the Indiana Complaint. The defendants moved to dismiss the amended complaint on similar grounds, and on May 17, 1996, the Indiana Court ruled on the defendant's motion by dismissing without prejudice two of the four counts contained in the amended complaint, namely the counts for alleged insider trading and civil conspiracy/aiding and abetting. On February 28, 1997, the Plaintiff filed a motion for partial summary judgment on the issue of the composition of the General Partner's Board of Directors. The defendants filed a cross-motion for summary judgment on February 28, 1997. Both motions were denied by the Indiana Court on October 2, 1997. The Indiana Court has set a trial date of December 8, 1997. The General Partner intends to vigorously defend against this litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  None.

                                    SIGNATURE



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


                                    FORUM RETIREMENT PARTNERS, L.P.,
                                    a Delaware Limited Partnership

                                    By:  FORUM RETIREMENT, INC., GENERAL PARTNER

                                    By:  /s/  Donald D. Olinger
                                    ---------------------------
                                    Donald D. Olinger
                                    Vice President


                                    November 14, 1997
                                    -----------------
                                    Date