Form 10-K
period 1997-12-31
FORUM RETIREMENT PARTNERS L P
filed 1998-03-31
CIK 804752

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


                        Pursuant to Section 13 or 15(d)
                    of The Securities Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 1997
                        Commission File Number:  1-9302

                        FORUM RETIREMENT PARTNERS, L.P.

        Delaware                                         35-1686799
(State of Incorporation)                              (I.R.S. Employer
                                                   Identification Number)

                              10400 Fernwood Road
                              Bethesda, MD  20817
                           Telephone:  (301) 380-9000

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

     There were 15,285,248 Preferred Depository Units outstanding as of March 18, 1998.

     The aggregate market value of the voting stock held by non-affiliates of the registrant (excluding units owned by the Registrant's General Partner or its Affiliates) was $14,658,094 as of March 18, 1998.

                                     PART I

Forward-Looking Statements

     Certain matters discussed herein are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors, which may cause the actual results, performance or achievements of the Forum Retirement Partners, L.P. (the "Partnership") to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Partnership's filings with the Securities and Exchange Commission. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Item 1.  Business.

         Forum Retirement Partners, L.P. (the "Partnership") is a Delaware limited partnership that was formed in 1986 to own retirement communities ("RCs") originally developed or acquired by Forum Group, Inc. ("Forum Group"). As of March 19, 1998, the Partnership owned nine upscale senior living properties with 1,731 units. Forum Retirement, Inc., a wholly-owned subsidiary of Forum Group, Inc., is the general partner of the Partnership (the "General Partner") and owns a one percent interest in the Partnership and a one percent partnership interest in a subsidiary operating partnership in which the Partnership owns a ninety-nine percent limited partnership interest. The General Partner's interest in the subsidiary operating partnership is reflected in the statements of operations as a reduction of the income or loss of the Partnership. Forum Group beneficially owns approximately 79% of the outstanding Preferred Depository Units (the "Units") representing preferred limited partner interests in the Partnership.

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

         The Partnership has an on-going expansion program related to all of its communities in an effort to further improve the Partnership's results of operations. The expansions are designed to add capacity to and/or modify the uses of existing facilities to increase earnings without incurring substantial land acquisition and common area build-out costs. Certain expansions will require additional regulatory approvals. The expansion program consists of eleven separate projects expected to increase the total number of units by 292, or 18% of total units, at an estimated capital cost of $20 million. Currently, six expansion projects have been completed, two expansion projects are under construction and another three expansion projects are in active development or design. The three remaining projects in development or design are expected to begin construction by the end of 1998 or early 1999. The six completed projects increased the total number of units by 113, at a cost of $7.9 million.

         The Partnership is financing and intends to continue to finance this expansion program from the Partnership's cash flow from operations. If cash flow from operations is insufficient to complete future expansions on a timely basis, the expansion may be delayed, reduced in scope or discontinued. The terms of the Partnership's current debt agreement restrict the Partnership from incurring additional third-party financing (other than $1 million of equipment financing) and prohibit the imposition of liens on the Partnership's assets. There can be no assurance that a waiver can be obtained from the lender to permit any third party financing, or whether, when and on what terms, any such financing may be available. As a result of the capital required to fund the expansion program, the Partnership does not expect to make distributions to limited partners for the foreseeable future.

Item 2.  Properties.

         The Partnership (through an operating limited partnership in which the Partnership is the 99% limited partner and the General Partner is the 1% general partner) owns nine senior living communities with 1,731 units in Delaware, Florida, New Mexico, South Carolina and Texas (collectively, the "Properties"). In connection with the acquisition of Forum Group by HMCSC, Forum Group assigned to MSLS its interest as manager under a long-term management agreement for the nine senior living communities owned by the Partnership.

         Seven of the nine communities consist of independent living, assisted living and nursing components. The remaining two communities provide assisted living and nursing components only.

         Independent living components, which represent 44% of the Partnership's senior living units, contain a variety of accommodations, together with amenities such as dining facilities, lounges, and game and craft rooms. All residents of the independent living components are provided security, meals, and housekeeping and linen service. Emergency healthcare service is available upon demand 24 hours a day from on-site staff, and each independent living unit is equipped with an emergency call system. The independent living components of the Properties consist of apartments and, in the case of Foulk Manor North, villas. Each resident enters into a residency agreement that may be terminated by the resident, generally requiring 30 days notice. Although there can be no assurance that available independent living units will be reoccupied as residency agreements expire or are terminated, since 1988 at least 80% of the residents of the apartments and villas have renewed their residency agreements from year to year.

         Assisted living components, which represent 18% of the Partnership's senior living units, provide a supportive environment that encourages independent living. Residents have private or semiprivate units, eat meals in a private dining room, and are provided the added services of scheduled activities, housekeeping and linen service, preventive health surveillance, periodic health monitoring, security and transportation services, assistance with activities of daily living, and emergency care. Additionally, skilled nursing and therapy services are generally available.

         Nursing components, which represent 38% of the Partnership's senior living units, provide residents a full range of nursing care. Residents have private or semiprivate rooms, and share communal dining and social facilities. In most instances each resident of the independent living component of a Property is entitled to priority admission in the assisted living (if any) or nursing component.

         Some communities also provide ancillary healthcare services, including the operation of an adult day care center on the premises of one community.

The following table indicates the name, location and current capacity for each property:

                                                     Capacity
                                    -----------------------------------------
                                    Independent  Assisted
                                      Living      Living    Nursing     Total
Name And Location                      Units      Units      Units      Units
-----------------                      -----      -----      -----      -----

The Forum at Lincoln Heights             151          30        60        241
San Antonio, Texas

Foulk Manor North                         58          11        46        115
Wilmington, Delaware

Foulk Manor South                         --          56        57        113
Wilmington, Delaware

Millcroft                                 62          36       100        198
Newark, Delaware

The Montebello on Academy                114          35        60        209
Albuquerque, New Mexico

The Montevista at Coronado               123          15       109        247
El Paso, Texas

Myrtle Beach Manor                        --          68       104        172
Myrtle Beach, South Carolina

The Park Summit of Coral Springs         192          50        35        277
Coral Springs, Florida

Shipley Manor                             62          15        82        159
Wilmington, Delaware
                                     -------     -------   -------    -------
     Total units                         762         316       653      1,731
                                     =======     =======   =======    =======

     The overall average occupancy rate for the Properties for 1997 was 92.8%. The degree of utilization of each facility is dependent on many factors. Occupancy rates may be adversely affected by the opening of newly developed facilities and the expansion or renovation of competing facilities. Expansion of the Properties may adversely impact occupancy during the development and lease-up process, as was the case during 1997 at certain of these properties.

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

     The principal amount outstanding under the Nomura Loan at December 31, 1997 was $46.9 million, which bears interest at 9.93% per annum. See "Item 1 - Business" and Note 7 of the accompanying Consolidated Financial Statements for additional information regarding the Nomura Loan.

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

     The following table indicates the approximate percentages of operating revenues for each of the last five years derived by the Partnership from private sources, and from Medicare and Medicaid:

                               INDEPENDENT AND ASSISTED LIVING COMPONENTS
                               ------------------------------------------
SOURCE                         1997      1996     1995     1994     1993
------                         ----      ----     ----     ----     ----

Private                          100%      100%     100%     100%     100%
Medicare/Medicaid                 --        --       --       --       --
                                ----      ----     ----     ----     ----
Total                            100%      100%     100%     100%     100%
                                ====      ====     ====     ====     ====

                                       NURSING COMPONENTS
                               -------------------------------------------
SOURCE                         1997      1996     1995     1994     1993
------                         ----      ----     ----     ----     ----

Private                           55%       61%      65%      65%      69%
Medicare/Medicaid                 45%       39%      35%      35%      31%
                                ----      ----     ----     ----     ----
Total                            100%      100%     100%     100%     100%
                                ====      ====     ====     ====     ====

                                         TOTAL PROPERTIES
                               -------------------------------------------
SOURCE                         1997      1996     1995     1994     1993
------                         ----      ----     ----     ----     ----

Private                           75%       79%      82%      82%      85%
Medicare/Medicaid                 25%       21%      18%      18%      15%
                                ----      ----     ----     ----     ----
Total                            100%      100%     100%     100%     100%
                                ====      ====     ====     ====     ====

     Most private insurance carriers reimburse their policyholders, or make direct payment to facilities, for covered services at rates established by the facilities. Where applicable, the resident is responsible for any difference between the insurance proceeds and the total charges. In certain states, Blue Cross plans pay for covered services at rates negotiated with facilities. In other states, Blue Cross plans are administered under contracts with facilities providing for payment under formulae based on the cost of services. The Medicare program also make payments under a cost-based reimbursement formula. Under the Medicaid program, each state is responsible for developing and administering its own reimbursement formula.

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

     Various legislative and industry groups are studying numerous healthcare issues, including access, delivery, and financing of long-term healthcare, and at any given time there are numerous federal and state legislative proposals relating to the funding and reimbursement of healthcare costs. It is difficult to predict whether these proposals will be adopted or the form in which they might be adopted, and no assurance can be given that any such legislation, if adopted, would not have a material effect on the Partnership or the value of the Properties.

Regulation And Other Factors

     Healthcare facility operations are subject to federal, state, and local government regulations. Facilities are subject to periodic inspection by state licensing agencies to determine whether the standards necessary for continued licensure are being maintained. In granting and renewing licenses, the state agencies consider, among other things, buildings, furniture, and equipment; qualifications of administrative personnel and staff; quality of care; and compliance with laws and regulations relating to operation of facilities. State licensure of a nursing facility is a prerequisite to certification for participation in the Medicare and Medicaid programs. Requirements for licensure of assisted living components are generally less comprehensive and stringent than requirements for licensure of nursing facilities. Most states do not have licensure requirements for the independent living components of RCs, except to the extent that such independent living components are associated with the provision of healthcare services. The Properties are presently in substantial compliance with all applicable federal, state and local regulations with respect to licensure requirements. However, because those requirements are subject to change, there can be no assurance that the Properties will be able to maintain their licenses upon a change in standards, and future changes in those standards could necessitate substantial expenditures by the Partnership to comply therewith.

Competition

     The Properties compete with various senior living facilities in each property's respective geographical market areas. Competing facilities are operated on a national, regional, and local basis by religious groups and other nonprofit organizations, as well as by private operators, some of which have substantially greater resources than the Partnership. Some of the national and regional competitors in the senior living industry are: Manor Care, Sunrise Assisted Living, Care Matrix and Kapson Senior Quarters. The independent living components of the Properties face competition from all the various types of residential opportunities available to the elderly. However, the number of RCs that offer on-premises healthcare services is limited. The assisted living and nursing components of the Properties compete with other assisted living and nursing facilities. Because the target market segment of the Properties (i.e., full-service RCs) is relatively narrow, the risk of competition may be higher than with some other types of RCs, and assisted living and nursing facilities, developed in close proximity to them.

     Significant competitive factors for attracting residents to the independent living components of the Properties include price, physical appearance, and amenities and services offered. Additional competitive factors for attracting residents to the assisted living and nursing components of the Properties include quality of care, reputation of the manager, physician and nursing services available, and family preferences. The Partnership believes that its RC's rate high in each of these categories, except that its RC's are generally more expensive than competing facilities.

Option Agreement

     Pursuant to an option agreement (the "Option Agreement") entered into at the time of the Partnership's formation, Forum Group has the option to purchase, for a price equal to the appraised fair market value thereof, any RC which the Partnership determines to sell. Accordingly, consummation of any transaction to sell any of the Properties would be subject to, among other limitations, the election of Forum Group not to exercise such option. Under the Option Agreement, the Partnership has an option, subject to certain limitations and restrictions, to purchase up to 15 additional RCs developed by Forum Group or any wholly owned (or in certain circumstances partly owned) affiliate of Forum Group at the lower of the appraised value of the RC or the sum of 115% of the costs incurred in connection with development of the RC and an amount equal to net operating losses incurred between completion and the purchase.

Employees

     Neither the General Partner nor the Partnership has any employees. Host Marriott provides the services of certain employees (including the General Partner's executive officers) to the Partnership and the General Partner. The Partnership and the General Partner anticipate that each of the executive officers of the General Partner will generally devote a sufficient portion of his or her time to the business of the Partnership. However, each of such executive officers also will devote a significant portion of his or her time to the business of Host Marriott and its other affiliates. No officer or director of the General Partner or employee of Host Marriott devotes a significant percentage of time to Partnership matters. To the extent that any officer, director or employee does devote time to the partnership, the General Partner or Host Marriott, as applicable, is entitled to reimbursement for the cost of providing such services. As of March 9, 1998, MSLS had approximately 1,200 employees working on the premises of the Partnership's nine communities pursuant to the Management Agreement.

Item 3.  Legal Proceedings.

On June 15, 1995, The Russell F. Knapp Revocable Trust (the "Plaintiff") filed a complaint in the United States District Court for the Southern District of Indiana (the "Indiana Court") against the General Partner and Forum Group alleging breach of the partnership agreement ( the "Partnership Agreement"), breach of fiduciary duty, fraud, insider trading and civil conspiracy/aiding and abetting. On February 4, 1998, the Plaintiff, Marriott Senior Living Services, Inc., the General Partner, Forum Group and Host Marriott Corporation entered into a Settlement and Release Agreement (the "Settlement Agreement"), pursuant to which Host Marriott Corporation agreed to purchase, at a price of $4.50 per unit, the Partnership units of each Limited Partner electing to join in the Settlement Agreement. A subsidiary of Host Marriott Corporation currently holds 79% of the outstanding units in the Partnership. Host Marriott Corporation also agreed to pay as much as an additional $1.25 per unit to the settling Limited Partners, under certain conditions, in the event that Host Marriott within three years following the date of settlement initiates a tender offer for the purchase of units not presently held by Host Marriott Corporation or the settling Limited Partners. On February 5, 1998, the Indiana Court entered an order approving the dismissal of the Plaintiff's case.

In connection with the Settlement Agreement on March 25, 1998, Host Marriott acquired 1,000,894 limited partner shares for $4,504,023. As a result of this purchase, Host Marriott's ownership interest in the Partnership is approximately 86%.

Item 4.  Submission Of Matters To A Vote Of Security Holders.

         None.

                                    PART II

Item 5. Market For The Partnership's Common Equity And Related Unitholder
Matters.

     The preferred depository units are listed on the American Stock Exchange and are traded under the symbol "FRL". The following tables set forth, for the fiscal periods indicated, the high and low sales prices per unit, as reported in the consolidated transaction reporting system. The approximate number of record holders of Preferred Depository Units as of March 19, 1998 was 374. The Partnership has not declared or made any distributions on Preferred Depository Units for the last seven years. The Partnership intends to invest its excess cash flow in its expansion program and does not expect to make distributions on Preferred Depository Units in the foreseeable future. There necessarily can be no assurance as to whether or when, or at what level, any future cash distributions to holders of Units will be made. See "Item 1 - Business" for a discussion of possible cash needs for expansions of the Partnership's RCs.

1996                                                   High      Low
----                                                   ----      ----
First Quarter                                            $5      $2-11/16
Second Quarter                                            4      3-1/4
Third Quarter                                         3-5/8      3-1/8
Fourth Quarter                                        3-3/4      3

1997                                                   High      Low
----                                                   ----      ---
First Quarter                                        $3-3/4      $3
Second Quarter                                      3-10/16      2-15/16
Third Quarter                                         4-3/4      3
Fourth Quarter                                        5-7/8      4-1/4

1998                                                   High      Low
----                                                   ----      ---
First Quarter (through March 18, 1998)               $4-5/8      $4-9/16

Item 6.  Selected Financial Data.

                                          Years Ended December 31
                                --------------------------------------------
                                1997      1996      1995      1994      1993
                                ----      ----      ----      ----      ----
Income Statement Data              (in thousands except per Unit amounts)
Revenues                      $ 17,614  $ 16,283  $ 15,135  $ 15,093  $ 13,046
Income (loss) before
 extraordinary charge            2,579       699       297       317    (1,762)
Extraordinary charge -
 early extinguishment
  of debt                           --        --        --        --    (2,917)
Net income (loss)                2,579       699       297       317    (4,679)
General Partner's interest
 in net income (loss)               26         7         3         3       (47)
Limited Partners' interest
 in net income (loss)            2,553       692       294       314    (4,632)
Average number of Units
 outstanding                    15,285    15,285    15,285    15,285    10,317
Basic and diluted earnings
 (loss) per limited partner
 Unit:
 Income (loss) before
  extraordinary charge             .17       .05       .02       .02      (.17)
 Extraordinary charge               --        --        --        --      (.28)
 Net income (loss)                 .17       .05       .02       .02      (.45)

Balance Sheet Data
Total assets                  $109,670  $106,510  $110,610  $111,163  $110,480
Long-term obligations           46,854    47,984    49,007    49,934    50,707
Partners' Equity                42,187    39,608    38,909    38,612    38,386

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

1997 Compared to 1996

Revenues. Revenues represent gross property routine and ancillary sales less property-level expenses. Routine service revenues are generated from monthly charges for independent living units and daily charges for assisted living suites and nursing beds which are recognized monthly based on the terms of the residents' agreements. Ancillary service revenues are generated on a "fee for service" basis for supplementary items requested by residents and are recognized as the services are provided. Revenues increased $1,331,000, or 8.2%, to $17,614,000 for 1997. The revenue increase is primarily the result of increases in residency fees and charges in the independent living, assisted living and nursing components, the favorable impact of the expansion units and increases in therapy and other ancillary healthcare services. However, the increases in gross sales also resulted in increased department costs due to a higher level of nursing and therapy staffing as well as an increase in the amount of therapy and ancillary healthcare services, resulting from the expansions described above. Combined average occupancy (calculated based on the number of units occupied during the respective period) at the nine senior communities was 92.8% for the year ended December 31, 1997, a decrease of approximately 1.6% compared to 1996.

     The Partnership has not made any distributions on its Units in the past seven years. Recently, this has been primarily due to the level of expansion activity at several of its communities. The Partnership believes that operating results can be expected to improve as a result of the expansion program. Furthermore, the Partnership believes that it can continue to sustain high levels of occupancy at the senior communities while enhancing operating margins and performance. There necessarily can be no assurance that operating results will improve or as to whether or when, or at what levels, any distributions will be made. Implementation of the Partnership's expansion plan will negatively affect the Partnership's level of distributable cash, if any, until the expansion plan is completed. See "Item 1 - Business" for a discussion of the Partnership's expansion efforts.

     Operating Costs and Expenses. Operating costs and expenses consist of depreciation and amortization, base management fees, real and personal property taxes, insurance and certain other costs. The Partnership's operating costs and expenses decreased $230,000, or 2.3%, to $9,946,000 for 1997 generally due to lower depreciation and property taxes, partially offset by increased management fees as a result of the gross sales increase discussed above. As a percentage of revenues, operating costs and expenses decreased from 62.5% in 1996 to 56.5% in 1997.

     Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, the operating profit increased $1,561,000, or 25.6% to $7,668,000 in 1997. As a percentage of revenues, operating profit increased to 43.5% in 1997 from 37.5% in 1996.

     Interest Expense. Interest expense increased nominally to $5,115,000 in 1997 from $5,097,000 in 1996.

     Net Income. Net income in 1997 was $2,579,000 compared to a net income of $699,000 in 1996. The net income per limited partner unit for 1997 was $.17 per share, compared to $.05 per share for 1996.

     Income Taxes. The Omnibus Budget Reconciliation Act of 1987, as amended by the Taxpayer Relief Act of 1997 (the "Act"), provided that certain publicly traded partnerships should be treated as corporations for federal income tax purposes. A provision of the Act allows certain publicly traded partnerships which would otherwise become subject to tax as a corporation beginning in 1998 or, in certain cases, to elect to be subject to a special tax on gross income from its active conduct of a trade or business, and continue to avoid being treated as a corporation for federal income tax purposes. The tax generally applies to a partnership's gross income at the rate of three and one half percent, effective for taxable years beginning after December 31, 1997.

     Alternatives available to the Partnership to avoid corporate taxation for tax years beginning after December 31, 1997 include: (i) selling or otherwise disposing of all or substantially all of the Partnership's assets pursuant to a plan of liquidation and (ii) converting the Partnership into a real estate investment trust or other type of legal entity. Such actions are prohibited or restricted under the Partnership's current financing and would require the granting of a waiver by the lender thereunder. The General Partner does not believe that these are viable alternatives.

   Had the Partnership historically been taxed as a corporation, income tax expense recognized for the periods presented in the accompanying Statements of Operations would have approximated $1,042,000, $282,000, and $119,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Had the Partnership been taxed under the elective provisions of the Act for the periods presented, tax incurred by the Partnership would have been approximately $2,049,000, $1,880,000, and $1,743,000 for 1997, 1996 and 1995, respectively.

   The Partnership has not elected to pay the special tax on gross income and will continue to be treated as a partnership. As a result, for federal tax purposes beginning in 1998, corporate income tax will be assessed upon and paid for by the Partnership. Effective January 1,1998, the Partnership will recognize a deferred tax liability of approximately $8 million representing the excess of the Partnership's book basis in its assets over its tax basis as of that date, with a corresponding one-time charge against income in 1998. The excess results from the cumulative tax effect of temporary differences between the book and tax treatment of certain items principally depreciation.

1996 Compared to 1995

   Revenues. Revenues increased $1,148,000, or 7.6%, to $16,283,000 in 1996 as compared to 1995. The revenue increase is primarily the result of increases in residency fees and charges in the independent living, assisted living and nursing components, occupancy increases at a majority of the senior communities and the favorable impact of expansion units at four communities. Each of the nine senior communities experienced revenue increases in 1996.

   Operating Costs and Expenses. Operating costs and expenses increased $863,000, or 9.3%, to $10,176,000 over the comparable period last year. The increase in operating costs and expenses is primarily related to increases in depreciation and amortization expense as a result of additions to property and equipment, including additions related to the expansions discussed above. Management fees increased as a function of the increase in sales. As a percentage of revenues, operating costs and expenses increased to 62.5% in 1996 as compared to 61.5% in 1995.

   Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, the Partnership's operating profit increased $285,000, or 4.9%, to $6,107,000 in 1996. As a percentage of revenues, operating profit decreased to 37.5% in 1996 from 38.5% in 1995.

   Interest Expense. Interest expense decreased by 3% to $5,097,000, due primarily to a reduction in the principal amount of debt.

   Net Income. Net income for 1996 was $699,000 compared to a net income of $297,000 in 1995. The net income per limited partner unit for 1996 was $.05 per share, compared to $.02 per share for 1995.

Liquidity and Capital Resources

   Capital Transactions. At December 31, 1997, the Partnership had cash and cash equivalents of $6,459,000 and restricted cash of $2,452,000 which is included in other assets on the balance sheet. The Partnership believes that it has adequate liquidity to meet its foreseeable working capital requirements.

   The Partnership has an on-going expansion program related to all of its communities in an effort to further improve the Partnership's results of operations. The expansions are designed to add capacity to and/or modify the uses of existing facilities to increase earnings without incurring substantial land acquisition and common area build-out costs. Certain expansions will require additional regulatory approvals. The expansion program consists of eleven separate projects expected to increase the total number of units by 292, or 18% of total units, at an estimated cost of $20 million.

   The Partnership is financing and intends to continue to finance this expansion program with cash from operations. If cash flow from operations is insufficient to complete future expansions on a timely basis, the expansion may be delayed, reduced in scope or discontinued. The terms of the Partnership's current debt agreement restrict the Partnership from incurring additional third-party financing (other than $1 million of equipment financing) and prohibit the imposition of liens on the Partnership's assets. There can be no assurance that a waiver can be obtained from the lender to permit any third party financing, or whether, when and on what terms, any such financing may be available. As a result of the capital required to fund the expansion program, the Partnership does not expect to make distributions to the limited partners in the foreseeable future.

   The implementation of the expansion program and its impact on the value of an investment in the Partnership is subject to a number of variables, including without limitation, the availability of cash flow from operations, the ability to obtain required zoning variances and permits from local government authorities and the timing thereof, whether development and construction costs are higher or lower than anticipated, whether construction is completed faster or slower than anticipated, whether newly added units are occupied faster or slower than anticipated and whether operating costs are higher or lower than anticipated.

   The management fee payable to Forum Group of $15,780,000 for all periods from the formation of the Partnership in 1986 to December 31, 1993 was deferred. Management fees for periods after December 31, 1993 are being paid quarterly, in arrears. Deferred management fees are payable to Forum Group out of proceeds of sales and refinancings after making distributions of those proceeds in an amount sufficient to (i) meet limited partners' tax liabilities, (ii) repay limited partners' capital contributions, and (iii) pay a 12% cumulative, simple annual return on limited partners' unrecovered capital contributions. Deferred management fees become immediately due and payable in the event that the Management Agreement is terminated, which may occur under certain conditions including, but not limited to, if Forum Retirement, Inc. is removed as the General Partner and 80% of the limited partners' interest vote to terminate such agreement. The Partnership is unable to predict when or if management fees deferred prior to January 1, 1994 will become payable.

   Debt Payments. At December 31, 1997, the Partnership had approximately $47 million in mortgage debt secured by the Partnership's communities. Required principal maturities on the mortgage debt are $1,247,000 in 1998, $1,376,000 in 1999, $1,520,000 in 2000 and the remaining balance of $42,712,000 in 2001.

   Cash Flows. The Partnership's operating activities provided $7,372,000, $7,914,000 and $2,988,000 of cash flow in 1997, 1996 and 1995. Cash provided by operations, excluding changes in other operating accounts, was $6,891,000, $5,203,000 and $4,289,000 in 1997, 1996 and 1995, respectively, due to improved results for the RCs.

   The Partnership's cash used in investing activities in 1997, 1996 and 1995 totaled $6,025,000, $3,607,000 and $4,519,000, respectively. Cash used in investing activities primarily consists of the cost of new expansion units and the funding of other capital additions, improvements and renewals and replacements to existing community facilities.

   The Partnership's cash used in financing activities was $1,087,000, $1,068,000 and $1,097,000 in 1997, 1996 and 1995, respectively. The
Partnership's cash used in financing activities primarily consists of principal payments on the secured mortgage debt of the RCs.

   Inflation. Management does not believe that inflation has had a material effect on net income. To the extent possible, increased costs are recovered through increased residency fees and charges.

Item 8.  Financial Statements and Supplementary Data.

The following consolidated financial statements are filed under this Item:

                                                                           Page
                                                                           -----

Reports of Independent Public Accountants                                  13-14
Consolidated Balance Sheets - December 31, 1997 and 1996                     15
Consolidated Statements of Operations - Years ended  December 31, 1997,
 1996 and 1995                                                               16
Consolidated Statements of Partners' Equity - Years ended December 31,
 1997, 1996 and 1995                                                         17
Consolidated Statements of Cash Flows - Years ended December 31, 1997,
 1996 and 1995                                                               18
Notes to Consolidated Financial Statements                                   19

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Partners of
FORUM RETIREMENT PARTNERS, L.P.:

We have audited the accompanying consolidated balance sheets of Forum Retirement Partners, L.P. and subsidiary partnership (the "Partnership") as of December 31, 1997 and 1996, and the related consolidated statements of operations, partners' equity and cash flows for each of the years in the two year period ended December 31, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forum Retirement Partners, L.P. and the Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 1997 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedule listed in the index at Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.



                                          Arthur Andersen LLP


Washington, D.C.
March 18, 1998

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Partners of
FORUM RETIREMENT PARTNERS, L.P.:


We have audited the accompanying consolidated statements of operations, partners' equity and cash flows of Forum Retirement Partners, L.P. and subsidiary partnership for the year ended December 31, 1995. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows of Forum Retirement Partners, L.P. and subsidiary partnership for the year ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                           KPMG Peat Marwick LLP


Indianapolis, Indiana
February 9, 1996, except as to note 7,
which is as of March 25, 1996

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                          Consolidated Balance Sheets
                          December 31, 1997 and 1996
                                (in thousands)


                       ASSETS                                  1997      1996
                       ------                                  ----      ----

Property and equipment, net................................  $ 99,615  $ 97,540
Deferred financing costs, net..............................     1,144     1,528
Other assets...............................................     2,452     1,243
Cash and cash equivalents..................................     6,459     6,199
                                                             --------  --------
  Total assets.............................................  $109,670  $106,510
                                                             ========  ========

          LIABILITIES AND PARTNERS' EQUITY
          --------------------------------

Debt.......................................................  $ 46,854  $ 47,984
Due to manager.............................................     3,909     2,611
Other liabilities..........................................       678       291
General partner's equity in subsidiary partnership.........       262       236
Deferred management fees due to parent of general partner..    15,780    15,780
                                                             --------  --------
  Total liabilities........................................    67,483    66,902
                                                             --------  --------

Partners' equity:
  General partner..........................................       528       502
  Limited partners (15,285 units issued and outstanding)...    41,659    39,106
                                                             --------  --------
     Total partners' equity................................    42,187    39,608
                                                             --------  --------
     Total liabilities and partners' equity................  $109,670  $106,510
                                                             ========  ========



                See Notes to Consolidated Financial Statements.

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                     Consolidated Statements of Operations
                 Years ended December 31, 1997, 1996 and 1995
                    (in thousands, except per unit amounts)


                                                     1997      1996      1995
                                                     ----      ----      ----

REVENUES.........................................  $17,614   $16,283   $15,135
                                                   -------   -------   -------

OPERATING COSTS AND EXPENSES
Depreciation and amortization....................    3,928     4,093     3,630
Base management fees to MSLS.....................    4,684     4,301     3,961
Property taxes...................................    1,256     1,619     1,299
Insurance and other..............................       78       163       423
                                                   -------   -------   -------
   Total operating costs and expenses............    9,946    10,176     9,313
                                                   -------   -------   -------

OPERATING PROFIT BEFORE PARTNERSHIP
   EXPENSES AND INTEREST.........................    7,668     6,107     5,822
General and administrative.......................     (357)     (699)     (601)
Interest expense.................................   (5,115)   (5,097)   (5,261)
Interest income..................................      409       395       338
                                                   -------   -------   -------

Income before general partner's interest in
   income of subsidiary partnership..............    2,605       706       298
General partner's interest in income of
   subsidiary partnership........................      (26)       (7)       (1)
                                                   -------   -------   -------

NET INCOME.......................................  $ 2,579   $   699   $   297
                                                   =======   =======   =======

General partner's interest in net income.........  $    26   $     7   $     3
                                                   =======   =======   =======

Limited partners' interest in net income.........  $ 2,553   $   692   $   294
                                                   =======   =======   =======

Average number of limited partner
   units outstanding.............................   15,285    15,285    15,285
                                                   =======   =======   =======

Earnings per limited partner unit................  $   .17   $   .05   $   .02
                                                   =======   =======   =======


                See Notes to Consolidated Financial Statements.

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                  Consolidated Statements of Partners' Equity
             For the Years ended December 31, 1997, 1996 and 1995
                                 (in thousands)


                                                          General   Limited
                                                          partner   partners
                                                          -------   --------

Balances at December 31, 1994..........................    $  492   $ 38,120
  Net income...........................................         3        294
                                                           ------   --------

Balances at December 31, 1995..........................       495     38,414
  Net income...........................................         7        692
                                                           ------   --------

Balances at December 31, 1996..........................       502     39,106
  Net income...........................................        26      2,553
                                                           ------   --------

Balances at December 31, 1997..........................    $  528   $ 41,659
                                                           ======   ========

Accumulated balances:
  Capital contributions................................    $1,173   $116,279
  Offering costs.......................................        (4)    (6,715)
  Cash distributions...................................      (255)   (29,679)
  Accumulated losses...................................      (386)   (38,226)
                                                           ------   --------
Balances at December 31, 1997..........................    $  528   $ 41,659
                                                           ======   ========



                See Notes to Consolidated Financial Statements.

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                     Consolidated Statements of Cash Flows
                  Years ended December 31, 1997, 1996 and 1995
                                 (in thousands)

                                                          1997      1996      1995
                                                        --------  --------  --------

OPERATING ACTIVITIES
Net income............................................  $ 2,579   $   699   $   297

Adjustments to reconcile to cash from operations
  Depreciation and amortization ......................    3,928     4,093     3,630
  Amortization of deferred financing costs............      384       411       362
  Changes in other operating accounts.................      481     2,711    (1,301)
                                                        -------   -------   -------
Cash provided by operations...........................    7,372     7,914     2,988
                                                        -------   -------   -------
INVESTING ACTIVITIES
  Capital expenditures................................   (6,003)   (4,427)   (3,986)
  (Increase) decrease in capital improvement reserve..      (22)      820      (533)
                                                        -------   -------   -------
Cash used in investing activities.....................   (6,025)   (3,607)   (4,519)
                                                        -------   -------   -------
FINANCING ACTIVITIES
  Repayments of debt..................................   (1,130)   (1,023)     (927)
  Payments on note due to general partner.............      (53)      (45)     (121)
  Decrease in financing reserves......................       96        --        --
  Payment of deferred financing costs.................       --        --       (49)
                                                        -------   -------   -------
Cash used in financing activities.....................   (1,087)   (1,068)   (1,097)
                                                        -------   -------   -------

Increase (decrease) in cash and cash equivalents......      260     3,239    (2,628)
                                                        -------   -------   -------

Cash and cash equivalents, beginning of year..........    6,199     2,960     5,588
                                                        -------   -------   -------

Cash and cash equivalents, end of year................  $ 6,459   $ 6,199   $ 2,960
                                                        =======   =======   =======




                See Notes to Consolidated Financial Statements.

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     Forum Retirement Partners, L.P. and a subsidiary partnership (collectively, the "Partnership") own nine retirement communities ("RCs") with 1,731 units which were acquired from Forum Group, Inc. ("Forum Group").

     The general partner of the Partnership, a wholly-owned subsidiary of Forum Group, receives 1% of all distributions of net cash flow until the limited partners receive cumulative distributions equal to a 12% cumulative annual return on the initial offering price. Thereafter, the general partner is to receive 30% of all distributions of net cash flow.

     In September 1995, Forum Group commenced a tender offer for any and all outstanding units not already owned by it at $2.83 per unit. The tender offer was completed in December 1995, with 2,644,724 units being purchased. Forum Group owned 79% of the Partnership at December 31, 1997 and 1996.

     On February 15, 1996, Forum Group, Marriott International, Inc., and a subsidiary thereof (collectively "Marriott International") entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, Marriott completed a tender offer for the shares of Forum Group on March 23, 1996 and purchased 100% of the outstanding common stock of Forum Group.

     Forum Retirement, Inc., a wholly-owned subsidiary of Forum Group, is the general partner of the Partnership (the "General Partner") and owns a one percent interest in the Partnership and a one percent partnership interest in a subsidiary operating partnership in which the Partnership owns a ninety-nine percent limited partnership interest. The General Partner's interest in the subsidiary operating partnership is reflected in the accompanying consolidated statements of operations as a reduction of the income of the Partnership. Forum Group beneficially owns 79% of the outstanding Preferred Depository Units (the "Units") representing a preferred limited partner interest in the Partnership.

     On June 21, 1997, HMC Senior Communities, Inc. ("HMCSC"), a wholly-owned subsidiary of Host Marriott Corporation ("Host Marriott"), acquired all of the outstanding stock of Forum Group from Marriott Senior Living Services, Inc. ("MSLS"), a subsidiary of Marriott International, Inc. ("MI"). In connection with the acquisition, Forum Group assigned to MSLS its interest as manager under a long-term management agreement (the "Management Agreement") for the nine
RC's owned by the Partnership.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Partnership and its subsidiary operating partnership in which the Partnership has a 99% limited partner's interest and the General Partner of the Partnership owns the remaining 1% interest. The effects of all significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

     The Partnership considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


Property and Equipment

     Property and equipment is recorded at cost. For newly developed properties, cost includes interest, rent and real estate taxes incurred during development and construction. Replacements and improvements are capitalized.

     Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 40 years for buildings and three to 10 years for furniture and equipment. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related assets.

     Effective January 1, 1996, the Companies adopted SFAS No. 121, which requires that an impairment loss be recognized when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows associated with the asset. Management has determined that no such provision is necessary at December 31, 1997.

Deferred Costs

     Financing costs are amortized as interest expense on the straight-line method over the remaining life of the debt.

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

     On November 20, 1997, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements.

     The Partnership is assessing the impact of EITF 97-2 on its policy of excluding the property-level revenues and operating expenses of its communities from its consolidated statements of operations. If the Partnership concludes that EITF 97-2 should be applied to its communities, it would include operating results of those managed operations in its consolidated financial statements. Application of EITF 97-2 to financial statements as of and for the year ended December 31, 1997 would have increased both revenues and operating expenses by approximately $41 million and would have had no impact on operating profit, net income or earnings per limited partner unit.

Working Capital

     Pursuant to the terms of the Partnership's Management Agreements, the Partnership is required to provide the respective manager with working capital and supplies to meet the operating needs of the RCs. The respective manager converts cash advanced by the Partnership into other forms of working capital consisting primarily of operating cash, inventories, resident deposits and trade receivables and payables which are maintained and controlled by the manager. Upon the termination of the Management Agreements, the manager is required to convert working capital and supplies into cash and return it to the Partnership. As a result of these conditions, the individual components of working capital and supplies controlled by the manager are not reflected in the accompanying balance sheets.

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Income Taxes

     Provision for federal and state income taxes has not been made in the accompanying consolidated financial statements as the Partnership does not pay income taxes, but rather, allocates its profits and losses to individual unitholders.

     The tax basis of the Partnership's assets are approximately $8 million less than the basis reported for financial statement purposes, primarily due to the carryover tax basis of the affiliated operating partnerships and differences in tax reporting methods.

     The Omnibus Budget Reconciliation Act of 1987, as amended by the Taxpayer Relief Act of 1997 (the "Act"), provided that certain publicly traded partnerships should be treated as corporations for federal income tax purposes. A provision of the Act allows certain publicly traded partnerships which would otherwise become subject to tax as a corporation beginning in 1998, to elect in certain cases, to be subject to a special tax on gross income from its active conduct of a trade or business, and continue to avoid being treated as a corporation for federal income tax purposes. The tax generally applies to a partnership's gross income at the rate of three and one half percent, effective for taxable years beginning after December 31, 1997.

     The Partnership has not elected to pay the special tax on gross income and continues to be treated as a partnership. As a result, for federal tax purposes beginning in 1998, corporate income tax will be assessed upon and paid for by the Partnership. Effective January 1,1998, the Partnership will recognize a deferred tax liability of approximately $8 million representing the excess of the Partnership's book basis in its assets over its tax basis as of that date, with a corresponding one-time charge against income in 1998. The excess results from the cumulative tax effect of temporary differences between the book and tax treatment of certain items, principally depreciation.

Per Unit Data

     The earnings per unit is based on the limited partners' interest in the Partnership's net income divided by the average number of limited partner units outstanding.

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

Reclassifications

     Certain amounts in the financial statements have been reclassified to conform with the 1997 presentation.

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2. REVENUES

     House profit generated by the Partnership's senior living communities consists of (in thousands):

                                          1997          1996         1995
                                          ----          ----         ----
   Community Sales
     Routine.......................     $ 50,544      $ 47,917     $ 43,921
     Ancillary.....................        8,011         5,794        5,877
                                        --------      --------     --------
       Total Community Sales.......       58,555        53,711       49,798
                                        --------      --------     --------
   Department Costs
     Routine.......................       34,239        31,992       29,895
     Ancillary.....................        6,702         5,436        4,768
                                        --------      --------     --------
       Total Department Costs......       40,941        37,428       34,663
                                        --------      --------     --------
   Department Profit
     Routine.......................       16,305        15,925       14,026
     Ancillary.....................        1,309           358        1,109
                                        --------      --------     --------
       Revenues....................     $ 17,614      $ 16,283     $ 15,135
                                        ========      ========     ========

     Community sales consist of routine and ancillary sales. Routine sales are generated from monthly charges for independent living units and daily charges for assisted living suites and nursing beds, and are recognized monthly based on the terms of the residents' agreements. Advance payments received for services are deferred until the services are provided. Ancillary sales are generated on a "fee for service" basis for supplementary items requested by residents, and are recognized as the services are provided.

     Total sales include amounts estimated by management to be reimbursable by Medicare, Medicaid and other third party payor agreements. Medicare and Medicaid represented 17% and 8% in 1997, 14% and 7% in 1996 and a combined 18% in 1995 of total sales. Reimbursement arrangements are subject to audit and retroactive adjustment. Provisions are made for potential adjustments that may result. To the extent those provisions vary from settlements, sales are charged or credited when the adjustments become final. Changes in the estimate of amounts reimbursable by third party payors from prior years resulted in the recognition of $238,000, $107,000 and $261,000 of additional sales for 1997, 1996 and 1995, respectively. In the General Partner's opinion, any adjustments related to current and prior years' operations will be immaterial to current and future financial statements.

3. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                       1997            1996
                                                       ----            ----

  Land and land improvements                         $ 14,348        $ 14,871
  Buildings and leasehold improvements                105,425         103,496
  Furniture and equipment                              11,310           9,955
  Construction in progress                              4,177             941
                                                     --------        --------
                                                      135,260         129,263
  Less accumulated depreciation                       (35,645)        (31,723)
                                                     --------        --------
                                                     $ 99,615        $ 97,540
                                                     ========        ========

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     Interest costs capitalized in connection with the Partnership's development and construction activities totaled $34,000 in 1997, $247,000 in 1996 and $99,000 in 1995.

4. OTHER ASSETS

     Other assets include restricted cash as follows (in thousands):

                                               1997                   1996
                                               ----                   ----
          Debt service reserve fund          $   391                $   487
          Fixed asset reserve fund               268                    246
          Real estate tax reserve fund           627                    510
          Insurance reserve fund               1,166                     --
                                             -------                -------
                                             $ 2,452                $ 1,243
                                             =======                =======

     The debt service, fixed asset, real estate tax and insurance reserve funds consist of monies transferred into segregated escrow accounts out of revenues generated by the Partnership, pursuant to the Partnership's secured loan facility. These funds are periodically disbursed by the collateral agent to pay for debt service, capital expenditures, insurance premiums and real estate taxes relating to the secured property. In some cases, to ensure prompt payment, the Partnership utilizes its unrestricted cash to pay for capital expenditures, insurance premiums and real estate taxes and is thereafter reimbursed for such payments out of funds held in the appropriate escrow account.

5. MANAGEMENT FEES

     In connection with the formation of the Partnership, the Partnership entered into a long-term Management Agreement with Forum Group which requires fees of 8% of gross operating revenues. Pursuant to the terms of the Management Agreement in effect since the Partnership's formation in 1986, management fees payable to Forum Group for all periods prior to 1994 have been deferred as cash flow was not adequate to make the distributions. Fees accruing after January 1, 1994 have been paid on a current basis. The deferred management fees were expensed in the Partnership's statements of operations as incurred and are reflected as deferred management fees due to parent of General Partner in the Partnership's accompanying balance sheet as of December 31, 1997. As discussed in Note 9, the payment of deferred fees is uncertain in the foreseeable future.

     On June 21, 1997, in connection with the acquisition of Forum Group by HMCSC, Forum Group assigned its interest as manager to MSLS. The Partnership paid MSLS management fees of $4,684,000, $4,301,000 and $3,961,000 for 1997,
1996 and 1995, respectively.

6. RELATED PARTIES

     At December 31, 1997, the Partnership had related party payables totaling $1,496,000 due to HMCSC resulting from corporate and operating expenses paid by HMCSC on behalf of the Partnership. At December 31, 1997 and 1996, the Partnership had related party payables totaling $2,413,000 and $2,611,000 due to MI and its affiliates resulting from the net reimbursement for current operating expenses, management fees and working capital. The Partnership also reimburses the General Partner for general and administrative costs incurred on behalf of the Partnership, which amounted to $250,000 in 1997, $180,000 in 1996 and $180,000 in 1995. These amounts are included in general and administrative cost in the Partnership's accompanying Income Statement.

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. DEBT

     On December 28, 1993, the Partnership entered into a mortgage loan agreement for $50,707,000, and the proceeds were used to retire the split coupon mortgage notes, including the yield maintenance premium, and the bank credit facility and to pay related fees and expenses of $775,000. The mortgage loan requires monthly payments of principal (based on a 20-year amortization) and interest at 9.93% per annum to maturity on January 1, 2001. The loan agreement prohibited prepayment for the first three years of the loan term and requires payment of a yield maintenance premium, as defined, if prepaid thereafter. Additional principal payments are required if the debt service coverage ratio, as defined, is below specified levels. The loan is secured by all of the Partnership's communities.

  Debt maturities at December 31, 1997 are as follows (in thousands):

          1998          $ 1,247
          1999            1,376
          2000            1,520
          2001           42,711
          2002               --
          Thereafter         --
                        -------
                        $46,854
                        =======

     Amounts due to parent of General Partner include long-term debt of $222,500 and $291,000 at December 31, 1997 and 1996, respectively, with a blended interest rate of 7.2% and maturities in varying amounts through January 31, 2004.

     Interest expense incurred during 1997, 1996 and 1995 totaled $5,115,000, $5,097,000 and $5,261,000, respectively. Amortization of deferred financing costs, included within interest expense totaled $384,000, $411,000 and $362,000 in 1997, 1996 and 1995, respectively.

8. COMMITMENTS AND CONTINGENCIES

     In connection with the formation of the Partnership, the Partnership entered into a long-term Management Agreement with Forum Group which requires fees of 8% of gross operating revenues. Through December 31, 1993, the agreement provided for the deferral of the payment of the fees if net cash flow was not adequate to make certain distributions to limited partners. Cash flow was not adequate to make the distributions, and the entire $15,780,000 of management fees earned from formation of the Partnership through December 31, 1993 was deferred. The management fee payable to Forum Group of $15,780,000 for all periods from the formation of the Partnership in 1986 to December 31, 1993 was deferred. Management fees for periods after December 31, 1993 are being paid quarterly, in arrears. Deferred management fees are payable to Forum Group out of proceeds of sales and refinancings after making distributions of those proceeds in an amount sufficient to (i) meet limited partners' tax liabilities,
(ii) repay limited partners' capital contributions, and (iii) pay a 12% cumulative, simple annual return on limited partners' unrecovered capital contributions. Deferred management fees become immediately due and payable in the event that the Management Agreement is terminated, which may occur under certain conditions including, but not limited to, if Forum Retirement, Inc. is removed as the General Partner and 80% of the limited partners' interest vote to terminate such agreement. The Partnership is unable to predict when or if management fees deferred prior to January 1, 1994 will become payable.

  On June 15, 1995, The Russell F., Knapp Revocable Trust (the "Plaintiff") filed a complaint in the United States District Court for the Southern District of Indiana (the "Indiana Court") against the General Partner and Forum Group alleging breach of the partnership agreement, breach of fiduciary duty, fraud, insider trading and civil conspiracy/aiding and abetting. On February 4, 1998, the Plaintiff, MSLS, the General Partner, Forum Group and Host Marriott entered into a Settlement and Release Agreement (the "Settlement Agreement"), pursuant to which Host Marriott agreed to purchase, at a price of $4.50 per unit, the Partnership units of each limited partner electing to join in the Settlement Agreement. A subsidiary of Host Marriott currently holds 79% of the outstanding limited partner units in the Partnership. Host Marriott also agreed to pay as much as an additional $1.25 per unit to the settling limited

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


partners, under certain conditions, in the event that Host Marriott within three years following the date of settlement initiates a tender offer for the purchase of units not presently held by Host Marriott or the settling Limited Partners. On February 5, 1998, the Indiana Court entered an order approving the dismissal of the Plaintiff's case.

     In connection with the Settlement Agreement on March 25, 1998, Host Marriott acquired 1,000,894 limited partner shares for $4,504,023. As a result of this purchase, Host Marriott's ownership interest in the Partnership is approximately 86%.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Partnership believes the carrying amount of its financial instruments (excluding property indebtedness and deferred management fees) approximates their fair value due to the relatively short maturity of these instruments. There is no quoted market value available for any of the Partnership's instruments. Property indebtedness, with a carrying amount of $46,854,000, at December 31, 1997, has been calculated to have a fair value of $49,820,000 by discounting the scheduled loan payments to maturity using rates that are believed to be currently available for debt of similar terms and maturities. The deferred management fees due to the parent of the General Partner, with a carrying amount of $15,780,000 at December 31, 1997, have been assessed to have a fair value of zero due to the uncertainty of payment for the foreseeable future.

10. QUARTERLY FINANCIAL DATA (Unaudited)
(in thousands, except per unit amounts)

                                                        1997
                                    --------------------------------------------
                                     First   Second    Third    Fourth   Fiscal
                                    Quarter  Quarter  Quarter  Quarter    Year
                                    --------------------------------------------

Revenues                             $3,983   $4,640   $4,332   $4,659   $17,614
Operating profit                      1,864    2,476    1,408    1,920     7,668
Net income                              527    1,219      204      629     2,579
Earnings per limited partner unit       .03      .08      .01      .05       .17


                                                        1996
                                    --------------------------------------------
                                     First    Second   Third    Fourth   Fiscal
                                    Quarter   Quarter  Quarter  Quarter   Year
                                    --------------------------------------------
Revenues                             $3,961   $3,767   $4,404   $4,151   $16,283
Operating profit                      1,858    1,764    1,523      962     6,107
Net income                              374      256      507     (438)      699
Earnings (loss) per
  limited partner unit                  .03      .02      .03     (.03)      .05

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

Name, Principal Occupation
and Business Experience                                                Served Since            Age
------------------------------                                         ------------            ---
Robert E. Parsons, Jr.                                                   1997                   42

Robert E. Parsons, Jr. joined Host Marriott's Corporate
Financial Planning staff in 1981 and was made Assistant
Treasurer in 1988.  In 1993, Mr. Parsons was elected Senior
Vice President and Treasurer of Host Marriott, and in 1995, he was elected Executive Vice President and Chief
Financial Officer of Host Marriott.  In June of 1997 Mr.
Parsons was elected President and Director of the Partnership.

John F. Sexton                                                           1993                   65

John F. Sexton is Chairman of Evans - McKinsey Company, a financial consulting firm, a position he has held from 1993. From 1989 to 1993, Mr. Sexton served as Chief
Financial Officer of Lomas Financial Corporation.
Previously, Mr. Sexton served as a director of Americana
Hotels and Realty Corp. and Chairman and Director of Mutual
Equity Mortgage. Mr. Sexton was elected a Director of the General Partner in 1993.

James C. Leslie                                                          1993                   42

James C. Leslie is President, Chief Operating Officer and a director of The Staubach Company, positions he has held since March 1996 and September, 1984, respectively. Mr. Leslie was Chief Financial Officer of the Staubach Company from
1982 to January 1992, at which time he became President of Staubach Financial Services, a position he held until February 1996. Mr. Leslie is also President and a board member of Wolverine Holding Company, and serves on the boards of FM Properties, Inc., Wyndham International, Inc. and the North Texas Chapter of the Arthritis Foundation. Mr.
Leslie is a certified public accountant.


Name, Principal Occupation
and Business Experience                                            Served Since        Age
----------------------------                                       ------------        ---
Christopher G. Townsend                                                1997             50

Christopher G. Townsend joined Host Marriott in 1982 as a
Senior Attorney.  In 1984, Mr. Townsend was made Assistant
Secretary of Host Marriott, and in 1986, he was made
Assistant General Counsel. In 1993, Mr. Townsend was elected Senior Vice President, Corporate Secretary and
Deputy General Counsel of Host Marriott. In January 1997, he was elected General Counsel of Host Marriott. In June of 1997 Mr. Townsend was elected Vice President of the Partnership.

Christopher J. Nassetta                                                1997             35

Christopher J. Nassetta joined Host Marriott in October 1995 as Executive Vice President.  Prior to joining Host
Marriott, Mr. Nassetta served as President of Bailey Realty
Corporation from 1991 until 1995.  He had previously served
as Chief Development Officer and in various other positions
with The Oliver Carr Company from 1984 through 1991.   In
June of 1997 Mr. Nassetta was elected Vice President of the
Partnership.

Bruce D. Wardinski                                                     1997             37

Bruce D. Wardinski joined Host Marriott in 1987 as Senior
Financial Analyst of Financial Planning & Analysis and was named Manager in June 1988. He was appointed Host
Marriott's Director of Financial Planning & Analysis in
1989, Director of Project Finance in June 1993, Vice
President of Project Finance in June 1994, and Senior Vice
President of International Development in October 1995.  In
1996, Mr. Wardinski was named Senior Vice President and
Treasurer of Host Marriott. Prior to joining Host Marriott,
Mr. Wardinski was with the public accounting firm of Price
Waterhouse.  In June of 1997 Mr. Wardinski was elected Vice
President and Treasurer of the Partnership.

Donald D. Olinger                                                      1997             39

Donald D. Olinger joined Host Marriott in 1993 as Director of Corporate Accounting. Later in 1993, Mr. Olinger was promoted to Senior Director and Assistant Controller of Host Marriott. He was promoted to Vice President of
Corporate Accounting in 1995.  In 1996, he was elected
Senior Vice President and Corporate Controller of Host
Marriott. Prior to joining Host Marriott, Mr. Olinger was with the public accounting firm of Deloitte & Touche. In
June of 1997 Mr. Olinger was elected Vice President of the
Partnership.

  See "Item 1--Business" for a discussion of a change in control of Forum Group that occurred on June 21, 1997.

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

     The certificate of incorporation of the General Partner requires that a majority of the Board of Directors of the General Partner consist at all times of individuals who are each an Independent Director. The certificate of incorporation defines an "Independent Director" to be a person meeting the same test set forth in the Partnership Agreement, except that, for so long as the Nomura Loan remains outstanding, the Board of Directors of the General Partner shall contain a majority of individuals each of whom (i) is not, and during the immediately preceding five years has not been, a director (other than a director of the General Partner), officer or employee of Forum Group or any of its subsidiaries or Affiliates, and (ii) does not have, and has not had during the immediately preceding five years, any ownership interest in the General Partner, Forum Group or any other subsidiary or Affiliate thereof. The certificate of incorporation provides that any vacancy on the Board created by the removal or withdrawal of an Independent Director shall be filled by an Independent Director selected by the remaining Independent Directors, and if there are none, by the shareholders of the General Partner.

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

     Messrs. Sexton and Leslie are compensated for all services as a director at the rate of $18,000 per year, payable quarterly in advance, plus $1,500 for each board or committee meeting attended in person and $1,000 per meeting attended telephonically. In addition, if Mr. Sexton or Mr. Leslie serve as a committee chairman, he will receive $250 per substantive discussion of such committee.
Mr. Parsons will receive no compensation for his service as a director.

     In addition to amounts payable to Forum Group under the Management Agreement, Forum Group and the General Partner are entitled to the reimbursement of various amounts and to indemnification for certain costs and losses under the Management Agreement and the Partnership Agreement.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management.

     (a) Security Ownership of Certain Beneficial Owners. The following table shows the numbers and percentages of Units owned beneficially on March 20, 1998 by any person known to the Partnership to be the beneficial owner of more than 5% of the issued and outstanding units. Each person has sole voting and investment power as to the Units beneficially owned by that person. In addition to the Units beneficially owned by it, Forum Group beneficially owns the General Partner's 1% general partnership interest.


                                                        Units
                                             ----------------------------
Name and Address of Beneficial Owner         Number      Percent of Total
------------------------------------         ------      ----------------
Forum Group, Inc. (1)                        12,072,515       79.0%

---------------
(1) Consists of Units owned by the General Partner and by another wholly-owned subsidiary of Forum Group. Forum Group is a wholly-owned subsidiary of Host Marriott Corporation.

     (b) Security Ownership of Management. None of the directors or officers of the General Partner beneficially owns any Units, except insofar as they may be deemed beneficially to own Units owned by Forum Group or its affiliates.

     Changes in Control. See "Item 1- Business" for a discussion of a change of control of Forum Group that occurred on June 21, 1997.

Item 13.  Certain Relationships and Related Transactions.

     Under the Management Agreement, for fiscal 1997, MSLS received (i) management fees of $4,684,000 and (ii) reimbursement of $41,434,892 for direct expenses incurred on behalf of the Partnership, and for office expenses, salaries, compensation expenses, administrative expenses and other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership.

                                    PART IV

Item 14    Exhibits, Financial Statement Schedules, And Reports On Form 8-K.

         (a) Documents Filed as Part of Report. The following documents are filed as a part of this report:


1.       Financial Statements:

         The following consolidated financial statements of the Partnership and its affiliated operating partnership are filed under Item 8 of this report:

                                                                                                               Page
                                                                                                               ----
Reports of Independent Public Accountants.........................................................................13-14
Consolidated Balance Sheets - December 31, 1997 and 1996..........................................................15
Consolidated Statements of Operations - Years ended December 31, 1997, 1996 and 1995..............................16
Consolidated Statements of Partners' Equity - Years ended December 31, 1997, 1996 and 1995........................17
Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995..............................18
Notes to Consolidated Financial Statements........................................................................19

2.   Financial Statement Schedules:

     The following other financial statement schedule is filed pursuant to this item:

                                                                                                                 Page
                                                                                                                 ----
Schedule III - Real Estate and Accumulated Depreciation.........................................................S-1

     All other schedules for which provision is made in Regulation S-X are not required under the related instruction or are inapplicable, and have therefore been omitted.

3.   Exhibits:

Exhibit 2(1):  Option Agreement (MLP), dated December 29, 1986, by and  among Forum Group, the Partnership and Operations (incorporated by  reference to Exhibit 2(1) to Registration Statement
      Number 33-71498 dated November 10, 1993 (the "1993 Form S-2"))........................................      N/A
Exhibit 2(2):  Recapitalization Agreement, dated October 6, 1993, between Forum Group and the
      Partnership (incorporated by reference to Exhibit 10(1)  to Partnership Current Report on
      Form 8-K, dated October 12, 1993 (the "October 1993 Form 8-K")).......................................      N/A
Exhibit 2(3):  Letter Agreement, dated December 14, 1993, by and among Forum Group,
      Forum A/H and the Partnership (incorporated by reference to Exhibit 2(3) of Amendment No. 1
      to the 1993 Form S-2, dated December 21, 1993 ("1993  Amendment No. 1"))..............................      N/A
Exhibit 4(1):  Amended and Restated Agreement of Limited Partnership, dated  as of December 29, 1986,
      of the Partnership, as amended  (incorporated by reference to Exhibit 4(1) to the 1993 Form S-2)......      N/A
Exhibit 10(1):  Management Agreement (MLP), dated as of December 31, 1986, by and among the Partnership, Forum Retirement Operations, L.P., Forum Health Partners I-A, L.P.,
      Foulk Manor Associates, L.P. and Forum Group (the "Management Agreement")
      (incorporated by reference to Exhibit 10(1) to the 1993 Form S-2).....................................      N/A
Exhibit 10(2):  First Amendment to Management Agreement, dated as of September 20, 1986
      (incorporated by reference to Exhibit 10(2) to the 1993 Form S-2).....................................      N/A



Exhibit 10(3):  Second Amendment to Management Agreement, dated as of September 20, 1989
          (incorporated by reference to Exhibit 10(3) to the 1993 Form S-2)..........................     N/A
Exhibit 10(4):  Third Amendment to Management Agreement, dated as of May 27, 1992
          (incorporated by reference to Exhibit 10(4) to the 1993 Form S-2)..........................     N/A
Exhibit 10(5):  Fourth Amendment to Management Agreement, dated as of
          November  9, 1993 (incorporated by reference to Exhibit 10(5) to the 1993 Form S-2)........     N/A
Exhibit 10(6):  Depository Agreement, dated as of December 29, 1986, by and among the Partnership, the General Partner, limited partners and assignees holding depository receipts and Manufacturers Hanover Trust Company ("Manufacturers")
         (incorporated by reference to Exhibit 10(6) to the 1993 Form S-2)...........................     N/A
Exhibit  10(7): Assignment of Depository Agreement from Manufacturers to American
         Stock & Trust Company, dated January 1, 1992 (incorporated by reference to Exhibit
         10(7) of Amendment No. 2 to the 1993 Form S-2, dated January 5, 1994
         ("1993 Amendment No. 2"))....................................................................    N/A
Exhibit 10(8):  Loan Agreement, dated as of December 28, 1993, by and among FRP Financing
          Limited, L.P., Nomura Asset Capital Corporation and Bankers Trust Company
          (incorporated by reference to Exhibit 10(8) to 1993 Amendment No. 2) .......................    N/A
Exhibit   10(9): Amendment to Loan Agreement, dated as of January 31, 1994, by and among FRP Financing Limited, L.P., Nomura Asset Capital Corporation
          and Bankers Trust Company (incorporated by reference to Exhibit 10(9) to 1995 Form 10-K) ....   N/A
Exhibit 10(10):  Second Amendment to Loan Agreement, dated as of March 31, 1995, by and among FRP Financing Limited, L.P., Nomura Asset Capital Corporation
          and Bankers Trust Company (incorporated by reference to Exhibit 10(10) to 1995 Form 10-K) ....  N/A
Exhibit 21:  Subsidiaries of the Partnership............................................................  E-21

Reports on Form 8-K.

         July 7, 1997-     Report of the announcement that HMC Senior
                           Communities, Inc., a wholly-owned subsidiary of Host
                           Marriott Corporation, acquired all of the outstanding stock of Forum Group, Inc. ("Forum Group") from
                           Marriott Senior Living Services, Inc., a wholly-owned subsidiary of Marriott International, Inc. Forum
                           Group owns all of the outstanding stock of Forum
                           Retirement, Inc., the general partner of the Partnership, and also indirectly owns approximately
                           79% of the outstanding preferred depository units of the Partnership.

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

                                   FORUM RETIREMENT PARTNERS, L.P.,
                                   a Delaware Limited Partnership

                                   By: FORUM RETIREMENT, INC., GENERAL PARTNER
                                       ---------------------------------------


Date:    March 25, 1998            By: /s/ Robert E. Parsons, Jr.
                                       ---------------------------------------
                                       Robert E. Parsons, Jr.

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

               Signature                                       Title                                   Date
               ---------                                       -----                                   ----
 (1)    Principal Executive Officer
        of General Partner

     /s/ ROBERT E. PARSONS, JR.                             President                            March 25, 1998
----------------------------------------
        Robert E. Parsons, Jr.

(2)     Principal Financial and
        Accounting Officer of
        General Partner:


      /s/  DONALD D. OLINGER                                Vice President                       March 25, 1998
----------------------------------------
         Donald D. Olinger

(3)     A majority of the Board of
        Directors of General Partner:


      /s/  ROBERT E. PARSONS, JR.                           Director                             March 25, 1998
----------------------------------------
         Robert E. Parsons, Jr.



/s/ JAMES C. LESLIE                                         Director                             March 25, 1998
----------------------------------------
         James C. Leslie



/s/ JOHN F. SEXTON                                          Director                             March 25, 1998
----------------------------------------
         John F. Sexton


                                                                    SCHEDULE III
                                                                     Page 1 of 2

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1997
                                (in thousands)

                                                                                                   Gross Amount
                                                                                                        at
                                                             Initial Costs                       December 31, 1997
                                                       ------------------------                  -----------------
                                                                                    Subsequent
                                                                   Building and        Costs
Description                             Debt           Land        Improvements     Capitalized       Land
-----------                             ----           ----        ------------     -----------       ----
Senior Living Communities:
Lincoln Heights
  San Antonio, TX ..................  $   9,846      $   3,345      $   19,617      $      487      $    3,345
Coral Springs/Park Summit
  Coral Springs, FL ................      4,962          3,227          12,339           1,256           3,227
Montebello
  Albuquerque, NM ..................      9,154          1,726          13,031           1,774           1,726
Montevista
  El Paso, TX ......................      6,013          1,652          13,616             586           1,652
Millcroft
  Wilmingon, DE ....................      3,881            507           9,592           2,818             507
Shipley Manor
  Wilmington, DE ...................      4,905          1,379           8,810           1,636           1,379
Myrtle Beach
  Myrtle Beach, SC .................      3,286          1,046           6,060           1,695           1,046
Foulk Manor North
  Wilmington, DE ...................      2,925            912           6,487             981             912
Other senior living properties
  each less than 5% of total .......      1,882            554           3,859             781             554
                                      ---------      ---------      ----------      ----------      ----------
  TOTAL ............................  $  46,854      $  14,348      $   93,411      $   12,014      $   14,348
                                      =========      =========      ==========      ==========      ==========
                                        Gross Amount at
                                        December 31, 1997
                                     -----------------------
                                     Building and                   Accumulated        Date    Depreciation
Description                          Improvements      Total        Depreciation     Acquired      Life
-----------                          ------------      -----        ------------     --------      ----
Senior Living Communities:
Lincoln Heights
  San Antonio, TX ..................  $  20,104      $  23,449      $   (4,188)        1989         40
Coral Springs/Park Summit
  Coral Springs, FL ................     13,595         16,822          (4,626)        1986         40
Montebello
  Albuquerque, NM ..................     14,805         16,531          (3,890)        1986         40
Montevista
  El Paso, TX ......................     14,202         15,854          (4,050)        1986         40
Millcroft
  Wilmingon, DE ....................     12,410         12,917          (3,161)        1986         40
Shipley Manor
  Wilmington, DE ...................     10,446         11,825          (2,727)        1986         40
Myrtle Beach
  Myrtle Beach, SC .................      7,755          8,801          (1,970)        1986         40
Foulk Manor North
  Wilmington, DE ...................      7,468          8,380          (2,109)        1986         40
Other senior living properties
  each less than 5% of total .......      4,640          5,194          (1,402)
                                      ---------      ---------      ----------
  TOTAL ............................  $ 105,425      $ 119,773      $  (28,123)
                                      =========      =========      ==========

                                                                    Schedule III
                                                                     Page 2 of 2

                        FORUM RETIREMENT PARTNERS, L.P.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1997
                                 (in millions)

Notes:

(A) The change in total cost of properties for the years ended December 31, 1995, 1996 and 1997 is as follows:

    Balance as of December 31, 1994 .....................  $112,643
      Additions:
        Capital expenditures ............................     1,484
        Transfers from construction in progress .........        33
                                                           --------
    Balance as of December 31, 1995 .....................  $114,160
                                                           ========
      Additions:
        Capital expenditures ............................     2,729
        Transfers from construction in progress .........     1,478
                                                           --------
    Balance as of December 31, 1996 .....................  $118,367
                                                           ========
      Additions:
        Capital expenditures ............................       465
        Transfers from construction in progress .........       941
                                                           --------
    Balance as of December 31, 1997 .....................  $119,773
                                                           ========

(B) The change in accumulated depreciation and amortization for the years ended December 31, 1995, 1996 and 1997 is as follows:

    Balance as of December 31, 1994 .....................  $(18,933)
      Depreciation and amortization .....................    (2,864)
                                                           --------
    Balance as of December 31, 1995 .....................   (21,797)
      Depreciation and amortization .....................    (3,229)
                                                           --------
    Balance as of December 31, 1996 .....................   (25,026)
      Depreciation and amortization .....................    (3,097)
                                                           --------
    Balance as of December 31, 1997 .....................  $(28,123)
                                                           ========

(C) The aggregate cost of properties for Federal income tax purposes is approximately $107,612,000 at December 31, 1997.


(D) The total cost of properties excludes construction-in-progress properties.