Form 10-Q
period 1998-03-31
FORUM RETIREMENT PARTNERS L P
filed 1998-05-15
CIK 804752

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

                        For Quarter Ended March 31, 1998
                         Commission File Number: 1-9302


                         FORUM RETIREMENT PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)


                              Delaware 35-1686799
            (State of Incorporation) (I.R.S. Employer Identification
                           Number) Bethesda, MD 20817
                            Telephone: (301) 380-9000

           Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                  Name Of Each Exchange On Which Registered
Preferred Depository Units              American Stock Exchange
Representing Preferred
Limited Partners' Interests

        Securities registered pursuant to Section 12(g) of the Act: None




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X: No

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

                                      INDEX

                                                                                PAGE NO.
                                                                                --------
PART I.           FINANCIAL INFORMATION (unaudited):

                  Condensed Consolidated Balance Sheets -                       3
                           March 31, 1998 and December 31, 1997

                  Condensed Consolidated Statements of Operations -             4
                           Three months ended March 31, 1998 and 1997

                  Condensed Consolidated Statements of Cash Flows -             5
                           Three months ended March 31, 1998 and 1997

                  Notes to Condensed Consolidated Financial Statements          6

                  Management's Discussion and Analysis of                       9
                           Operations and Financial Condition

PART II.          OTHER INFORMATION AND SIGNATURE                               11-12


           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                 March 31,          December 31,
                                                                                   1998                  1997
                                                                                ----------          ------------
                                                                                (unaudited)
                                    ASSETS

Property and equipment, net..............................................      $     98,774          $    99,615
Deferred financing costs, net............................................             1,058                1,144
Restricted cash..........................................................             2,848                2,452
Cash and cash equivalents................................................             3,220                6,459
                                                                               ------------          -----------
         Total assets....................................................      $    105,900          $   109,670
                                                                               ============          ===========

                  LIABILITIES AND PARTNERS' EQUITY

Debt.....................................................................      $     46,554          $    46,854
Deferred income taxes....................................................             1,372                   --
Due (from) to manager....................................................              (537)               3,909
Other liabilities........................................................               961                  678
General partner's equity in subsidiary partnership                                      273                  262
Deferred management fees due to parent of general partner                            15,780               15,780
                                                                               ------------          -----------
         Total liabilities...............................................            64,403               67,483
                                                                               ------------          -----------

Partners' equity:
     General partner.....................................................               521                  528
     Limited partners (15,285 units issued and outstanding)..............            40,976               41,659
                                                                               ------------          -----------
         Total partners' equity..........................................            41,497               42,187
                                                                               ------------          -----------
         Total liabilities and partners' equity..........................      $    105,900          $   109,670
                                                                               ============          ===========
























            See Notes to Condensed Consolidated Financial Statements.

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1998 and 1997
                 (unaudited, in thousands, except per unit data)

                                                                                                          1998        1997
                                                                                                       ---------    --------
REVENUES.......................................................................................        $   4,614    $  4,426
                                                                                                       ---------    --------

OPERATING COST AND EXPENSES
     Depreciation and amortization.............................................................              965         944
     Base management fees to MSLS..............................................................            1,172       1,138
     Property taxes............................................................................              170         463
     Insurance and other.......................................................................               46          17
                                                                                                       ---------    --------
         Total operating costs and expenses....................................................            2,353       2,562
                                                                                                       ---------    --------

OPERATING PROFIT BEFORE PARTNERSHIP EXPENSES
     AND INTEREST..............................................................................            2,261       1,864
     General and administrative................................................................               78         101
     Interest expense..........................................................................            1,244       1,272
     Interest income...........................................................................             (106)        (41)
                                                                                                       ---------    --------

Income before general partner's interest in income of
     subsidiary partnership....................................................................            1,045         532
General partners' interest in income of subsidiary partnership.................................               11           5
                                                                                                       ---------    --------

INCOME BEFORE INCOME TAXES.....................................................................            1,034         527

     Provision for income taxes resulting from change in tax status (see Note 5)...............           (1,271)         --
     Provision for income taxes for current operations ........................................             (453)         --
                                                                                                       ---------    --------
         Total provision for income taxes......................................................           (1,724)         --
                                                                                                       ---------    --------

NET INCOME (LOSS)..............................................................................        $    (690)   $    527
                                                                                                       =========    ========

General partner's interest in net income (loss)................................................        $      (7)   $      5
                                                                                                       =========    ========

Limited partners' interest in net income (loss)................................................        $    (683)   $    522
                                                                                                       =========    ========

Average number of limited partner units........................................................           15,285      15,285
                                                                                                       =========    ========

Earnings (loss) per limited partner unit.......................................................        $    (.04)   $    .03
                                                                                                       =========    ========














            See Notes to Condensed Consolidated Financial Statements.

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1998 and 1997
                            (unaudited, in thousands)

                                                                                          1998               1997
                                                                                        --------          ---------
OPERATING ACTIVITIES
Net income (loss)...................................................................    $   (690)         $     527
Adjustments to reconcile to cash from operations
     Depreciation...................................................................         965                944
     Amortization of deferred financing costs.......................................          86                 92
     Increase in deferred income taxes..............................................       1,372                 --
     Change in other operating accounts.............................................      (4,272)            (1,249)
                                                                                        --------          ---------
Cash (used in) provided by operations...............................................      (2,539)               314
                                                                                        --------          ---------

INVESTING ACTIVITIES
     Capital expenditures...........................................................        (125)              (825)
     Increase in capital improvement reserve........................................        (152)              (133)
                                                                                        --------          ---------
Cash used in investing activities...................................................        (277)              (958)
                                                                                        --------          ---------

FINANCING ACTIVITIES
     Repayments of debt.............................................................        (300)              (272)
     Principal payments on note due to general partner                                       (27)               (12)
     Increase in financing reserve..................................................         (96)                 -
                                                                                        --------          ---------
Cash used in financing activities...................................................        (423)              (284)

Decrease in cash and cash equivalents...............................................      (3,239)              (928)

Cash and cash equivalents, beginning of period......................................       6,459              6,199
                                                                                        --------          ---------

Cash and cash equivalents, end of period............................................    $  3,220          $   5,271
                                                                                        ========          =========
























            See Notes to Condensed Consolidated Financial Statements.

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. The accompanying condensed consolidated financial statements of Forum Retirement Partners, L.P. (the "Partnership") and subsidiary partnership have been prepared by the Partnership without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

     In the opinion of the Partnership, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of March 31, 1998 and December 31, 1997, and the results of its operations and cash flows for the three months ended March 31, 1998 and 1997. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

     The Partnership's balance sheet has been presented in a non-classified format. Accordingly, information as reported in prior filings has been restated.

2. Forum Retirement, Inc., a wholly-owned subsidiary of Forum Group, Inc. ("Forum Group"), is the general partner of the Partnership (the "General Partner") and owns a one percent interest in the Partnership and a one percent interest in a subsidiary operating partnership in which the
     Partnership owns a ninety-nine percent limited partnership interest. The General Partner's interest in the subsidiary operating partnership is reflected in the accompanying consolidated statements of operations as a reduction of the income of the Partnership. Forum Group beneficially owns approximately 86% of the outstanding Preferred Depository Units (the "Units") representing a preferred limited partner interest in the Partnership.

     On June 21, 1997, HMC Senior Communities, Inc. ("HMCSC"), a wholly-owned subsidiary of Host Marriott Corporation ("Host Marriott"), acquired all of the outstanding stock of Forum Group from Marriott Senior Living Services, Inc. ("MSLS"), a subsidiary of Marriott International, Inc. ("MI"). In connection with the acquisition, Forum Group assigned to MSLS its interest as manager under a long-term management agreement (the "Management Agreement") for the nine RCs owned by the Partnership.

     On April 16, 1998, the Board of Directors of Host Marriott approved a plan to reorganize Host Marriott's current business operations by spinning-off Host Marriott's senior living business into a separate corporation, the Senior Living Communities Company and contributing Host Marriott's hotels and certain other assets and liabilities to a newly formed Delaware limited partnership, Host Marriott, L.P., whose sole general partner will be Host Marriott Trust, a newly formed Maryland Real Estate Investment Trust ("REIT"). After the proposed reorganization, HMCSC will lease hotels from Host Marriott, L.P. The reorganization, if consummated, will not have a significant impact on the operations of the Partnership.

     Consummation of the reorganization is subject to significant contingencies, including final Board approval, consent of shareholders, partners, bondholders, lenders and ground lessors of Host Marriott, its affiliates and other third parties. Accordingly, there can be no assurance that the reorganization will be completed.

3. Revenues represent house profit from the Partnership's senior living communities. House profit reflects the net revenues flowing to the Partnership as property owner and represents gross community operating sales less property-level expenses excluding depreciation and amortization, real and personal property taxes, insurance, management fees and certain other costs which are classified as operating costs and expenses.

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     House profit generated by the Partnership's senior living communities consists of (in thousands):

                                                                                        Three Months Ended
                                                                                              March 31,
                                                                                      ------------------------
                                                                                         1998           1997
                                                                                      ---------      ---------
         Community Sales
              Routine ..............................................................  $  12,502      $  12,396
              Ancillary.............................................................      2,153          1,874
                                                                                      ---------      ---------
                  Total Community Sales.............................................     14,655         14,270
                                                                                      ---------      ---------
         Department Costs
              Routine ..............................................................      8,210          8,306
              Ancillary.............................................................      1,831          1,538
                                                                                      ---------      ---------
                  Total Department Costs............................................     10,041          9,844
                                                                                      ---------      ---------
         Department Profit
              Routine ..............................................................      4,292          4,090
              Ancillary.............................................................        322            336
                                                                                      ---------      ---------
                  Revenues..........................................................  $   4,614      $   4,426
                                                                                      =========      =========

4.   Other assets include restricted cash as follows (in thousands):

                                                                                       March 31,     December 31,
                                                                                         1998           1997
                                                                                      ---------      -----------
         Debt service reserve fund..................................................  $     487      $     391
         Fixed asset reserve fund...................................................        421            268
         Real estate tax reserve fund...............................................        453            627
         Insurance reserve fund.....................................................      1,487          1,166
                                                                                      ---------      ---------
                                                                                      $   2,848      $   2,452
                                                                                      =========      =========

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

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     The Partnership has elected not to pay the special tax on gross income and began being treated as a corporation for federal income tax purposes effective January 1, 1998. Included within the Partnership's tax provision for the first quarter of 1998 is a one time charge of approximately $1.3 million to record a net deferred tax liability related to the change in tax status. The net deferred tax liability represents the tax effect of the excess of the net assets reported in the accompanying financial statements over the Partnership's tax basis in the net assets. This difference is due primarily to the use, for income tax purposes, of accelerated depreciation methods and shorter depreciable lives for fixed assets and deferred
     management  fees  which  have  been  expensed  under   generally   accepted
     accounting principals but are generally not deductable for tax purposes until paid.

6. In connection with the formation of the Partnership, the Partnership entered into a long-term Management Agreement with Forum Group which requires fees of 8% of gross operating revenues. Through December 31, 1993, the agreement provided for the deferral of the payment of the fees if net cash flow was not adequate to make certain distributions to limited partners. Cash flow was not adequate to make the distributions, and the entire $15,780,000 of management fees earned from the formation of the Partnership through December 31, 1993 was deferred. The management fee payable to Forum Group of $15,780,000 for all periods from the formation of the Partnership in 1986 to December 31, 1993 was deferred. Management fees for periods after December 31, 1993 are being paid quarterly, in arrears. Deferred management fees are payable to Forum Group out of proceeds of sales and refinancings after making distributions of those proceeds in an amount sufficient to (i) meet limited partners' tax liabilities, (ii) repay limited partners' capital contributions, and (iii) pay a 12% cumulative, simple annual return on limited partners' unrecovered capital contributions. Deferred management fees become immediately due and payable in the event that the Management Agreement is terminated, which may occur under certain conditions including, but not limited to, if Forum Retirement, Inc. is removed as the General Partner and 80% of the limited partners' interest vote to terminate such agreement. The Partnership is unable to predict when or if management fees deferred prior to January 1, 1994 will become payable.

     On June 15, 1995, The Russell F. Knapp Revocable Trust (the "Plaintiff") filed a complaint in the United States District Court of the Southern District of Indiana (the "Indiana Court") against the General Partner and Forum Group alleging breach of the partnership agreement, breach of fiduciary duty, fraud, insider trading and civil conspiracy/aiding and abetting. On February 4, 1998, the Plaintiff, MSLS, the General Partner, Forum Group and Host Marriott entered into a Settlement and Release Agreement (the "Settlement Agreement"), pursuant to which Host Marriott agreed to pay each limited partner electing to join in the Settlement Agreement $4.50 per unit in exchange for (i) the transfer of all Partnership units owned by a settling limited partner; (ii) an agreement by each settling limited partner not to purchase additional Partnership units;
     (iii) a release of all claims asserted in the litigation; and (iv) a dismissal of the litigation. Initially, the period within which a limited partner could elect to participate in the Settlement Agreement was scheduled to expire on April 27, 1998. This period has now been extended to May 22, 1998. Host Marriott expects that additional limited partners will join in the Settlement Agreement but cannot predict with any certainty the extent of such additional participation. Host Marriott also agreed to pay as much as an additional $1.25 per unit to the settling Limited Partners, under certain conditions, in the event that Host Marriott within three years following the date of settlement initiates a tender offer for the purchase of units not presently held by Host Marriott or the settling Limited Partners. On February 5, 1998, the Indiana Court entered an order approving the dismissal of the Plaintiff's case.

     In connection with the Settlement Agreement on March 25, 1998, Host Marriott acquired 1,000,894 limited partner shares for $4,504,023. As a result of this purchase, Host Marriott's ownership interest in the Partnership, directly or through affiliates, increased to approximately 86%.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q include forward-looking statements within the meaning of the Private Litigation Reform Act of 1995, including without limitation, statements related to Host Marriott Corporation ("Host Marriott") proposed REIT conversion, the terms, structure and timing thereof, and the expected effects of the proposed REIT conversion. All forward-looking statements involve known and unknown risks, uncertainties, and other factors, many of which are not within the control of the Partnership, that may cause actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. While the Partnership believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, it can give no assurance that its performance or other expectations will be attained, that the transactions described herein will be consummated or that the terms of the transactions or the timing or effects thereof will not differ materially from those described herein. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

REVENUES. Revenues represent gross property routine and ancillary sales less property-level expenses. Routine service revenues are generated from monthly charges for independent living units and daily charges for assisted living suites and nursing beds which are recognized monthly based on the terms of the residents' agreements. Ancillary service revenues are generated on a "fee for service" basis for supplementary items requested by residents and are recognized as the services are provided. Revenues for the three months ended March 31, 1998 increased by $188,000, or 4%, to $4,614,000 compared to the same period in 1997. The revenue increase is primarily the result of increases in residency fees and charges in the independent living, assisted living and nursing components, the favorable impact of the expansion units and increases in therapy and other ancillary healthcare services. However, these increases in gross sales also resulted in increased department costs. Combined average occupancy (calculated based on the number of units occupied during the respective period) at the nine senior living communities was 94.6% for the three months ended March 31, 1998, an increase of approximately 1.3% compared to the same period in 1997.

OPERATING COSTS AND EXPENSES. Operating costs and expenses consist of depreciation and amortization, base management fees, real and personal property taxes, insurance and certain other costs. The Partnership's operating costs and expenses decreased $209,000, or 8%, to $2,353,000 for the three months ended March 31, 1998 due primarily to a decrease in property taxes.

OPERATING PROFIT. As a result of the changes in revenues and operating costs and expenses discussed above, the Partnership's operating profit increased by $397,000, or 21%, to $2,261,000 for the three months ended March 31, 1998. As a percentage of revenues, operating costs and expenses decreased from 58% for the three months ended March 31, 1997 to 51% for the same period in 1998.

INTEREST EXPENSE. Interest expense decreased by $28,000, or 2%, to $1,244,000 for the three months ended March 31, 1998 from $1,272,000 during the same period in 1997 resulting from loan principal amortization.

NET INCOME (LOSS) . The net loss was $690,000 for the three months ended March 31, 1998 compared to net income of $527,000 for the same period in 1997 due to the impact of an approximate $1.3 million one-time tax charge discussed below, partially offset by improved operations. The net loss per limited partner unit for the three months ended March 31, 1998 was $.04 per unit, compared to net income per unit of $.03 per share for the same period in 1997.

INCOME TAXES. The Partnership began being taxed as a corporation effective January 1, 1998. This has resulted in a one-time charge of approximately $1.3 million included as the tax provision for the first quarter of 1998. Additionally, the Partnership's income tax provision for the first quarter of 1998 was $453,000.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES.

At March 31, 1998, the Partnership had cash and cash equivalents of $3,220,000 and restricted cash of $2,848,000. The Partnership believes that it has sufficient capital resources to conduct its operations in the ordinary course of business.

The Partnership's long-term financing needs have historically been funded through loan agreements with independent financial institutions. The General Partner believes that the Partnership will have sufficient capital resources and liquidity to continue to conduct its operations in the ordinary course of business, although there can be no assurance of the Partnership's ability to do so.

The Partnership's principal source of cash is from operations. Its principal uses of cash are operating expenses, debt service, property replacement and renewals as well as to fund the expansions discussed below.

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

The Partnership is financing and intends to continue to finance this expansion program with cash from operations. If cash flow from operations is insufficient to complete future expansions on a timely basis, the expansion may be delayed, reduced in scope or discontinued. The terms of the Partnership's current debt agreement restrict the Partnership from incurring additional third-party financing (other than $1 million of equipment financing) and prohibit the imposition of liens on the Partnership's assets. There can be no assurance that a waiver can be obtained from the lender to permit any third-party financing, or whether, when and on what terms, any such financing may be available. As a result of the capital required to fund the expansion program, the Partnership does not expect to make distributions to the limited partners in the foreseeable future.

The implementation of the expansion program and its impact on the value of an investment in the Partnership is subject to a number of variables, including without limitation, the availability of cash flow from operations, the ability to obtain required zoning variances and permits from local government authorities and the timing thereof, whether development and construction costs are higher or lower than anticipated, whether construction is completed faster or slower than anticipated and whether operating costs are higher or lower than anticipated.

Cash used in operating activities was $2,539,000 for the three months ended March 31, 1998, compared to cash provided by operations of $314,000 for the same period in 1997 due principally to changes in working capital and amounts due to Marriott International for reimbursement of operating costs and management fees.

Cash used in investing activities was $277,000 for the three months ended March 31, 1998, compared to $958,000 for the same period in 1997 due to a decrease in capital expenditures.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       OPERATIONS AND FINANCIAL CONDITION

Cash used in financing activities was $423,000 for the three months ended March 31, 1998, compared to $284,000 for the same period in 1997 due to increases in repayments of debt, payments on note due to general partner and financing reserve.

On April 16, 1998, the Board of Directors of Host Marriott approved a plan to reorganize Host Marriott's current business operations by spinning-off Host Marriott's senior living business into a separate corporation, the Senior Living Communities Company and contributing Host Marriott's hotels and certain other assets and liabilities to a newly formed Delaware limited partnership, Host Marriott, L.P., whose sole general partner will be Host Marriott Trust, a newly formed Maryland Real Estate Investment Trust ("REIT"). After the proposed reorganization, HMCSC will lease hotels from Host Marriott, L.P. The reorganization, if consummated, will not have a significant impact on the operations of the Partnership.

Consummation of the reorganization is subject to significant contingencies, including final Board approval, consent of shareholders, partners, bondholders, lenders and ground lessors of Host Marriott, its affiliates and other third parties. Accordingly, there can be no assurance that the reorganization will be completed.

Cash used in financing activities was $423,000 for the three months ended March 31, 1998, compared to $284,000 for the same period in 1996 due to increases in repayments of debt, payments on note due to general partner and financing reserve.

On April 16, 1998, the Board of Directors of Host Marriott approved a plan to reorganize Host Marriott's current business operations by spinning-off Host Marriott's senior living business into a separate corporation, the Senior Living Communities Company and contributing Host Marriott's hotels and certain other assets and liabilities to a newly formed Delaware limited partnership, Host Marriott, L.P., whose sole general partner will be Host Marriott Trust, a newly formed Maryland Real Estate Investment Trust ("REIT"). After the proposed reorganization, HMCSC will lease hotels from Host Marriott, L.P. The reorganization, if consummated, will not have a significant impact on the operations of the Partnership.

                           PART II. OTHER INFORMATION

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

ITEM 1.           Legal Proceedings

     On June 15, 1995, The Russell F. Knapp Revocable Trust (the "Plaintiff") filed a complaint in the United States District Court of the Southern District of Indiana (the "Indiana Court") against the General Partner and Forum Group alleging breach of the partnership agreement, breach of fiduciary duty, fraud, insider trading and civil conspiracy/aiding and abetting. On February 4, 1998, the Plaintiff, MSLS, the General Partner, Forum Group and Host Marriott entered into a Settlement and Release Agreement (the "Settlement Agreement"), pursuant to which Host Marriott agreed to pay each limited partner electing to join in the Settlement Agreement $4.50 per unit in exchange for (i) the transfer of all Partnership units owned by a settling limited partner; (ii) an agreement by each settling limited partner not to purchase additional Partnership units; (iii) a release of all claims asserted in the litigation; and (iv) a dismissal of the litigation. Initially, the period within which a limited partner could elect to participate in the Settlement Agreement was scheduled to expire on April 27, 1998. This period has now been extended to May 22, 1998. Host Marriott expects that additional limited partners will join in the Settlement Agreement but cannot predict with any certainty the extent of such additional participation. Host Marriott also agreed to pay as much as an additional $1.25 per unit to the settling Limited Partners, under certain conditions, in the event that Host Marriott within three years following the date of settlement initiates a tender offer for the purchase of units not presently held by Host Marriott or the settling Limited Partners. On February 5, 1998, the Indiana Court entered an order approving the dismissal of the Plaintiff's case.

     In connection with the Settlement Agreement on March 25, 1998, Host Marriott acquired 1,000,894 limited partner shares for $4,504,023. As a result of this purchase, Host Marriott's ownership interest in the Partnership, directly or through affiliates, increased to approximately 86%.

ITEM 4.           Submission of Matters to a Vote of Security Holders

         None.

ITEM 5.           Other Information

         None.

ITEM 6.           Exhibits and Reports on Form 8-K

         None.

                                    SIGNATURE

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  FORUM RETIREMENT PARTNERS, L.P.,
                                  a Delaware Limited Partnership

                                  By:  FORUM RETIREMENT, INC., GENERAL PARTNER


May 15, 1998                      By:  /s/  Donald D. Olinger
------------                      ---------------------------
Date                              Donald D. Olinger
                                  Vice President