Form 10-Q
period 1998-06-30
FORUM RETIREMENT PARTNERS L P
filed 1998-08-13
CIK 804752

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act
                                    of 1934

                        FOR QUARTER ENDED JUNE 30, 1998
                        COMMISSION FILE NUMBER:  1-9302


                        FORUM RETIREMENT PARTNERS, L.P.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                                  35-1686799
(STATE OF INCORPORATION)     10400 FERNWOOD ROAD         (I.R.S. EMPLOYER IDENTIFICATION
                             BETHESDA, MD  20817          NUMBER)
                           TELEPHONE:  (301) 380-9000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS                                     NAME OF EACH EXCHANGE ON WHICH REGISTERED
Preferred Depository Units Representing Preferred       American Stock Exchange
Limited Partners' Interests

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

================================================================================

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

                                     INDEX
                                     -----

                                                                        PAGE NO.
                                                                        --------

PART I.   FINANCIAL INFORMATION (unaudited):

          Condensed Consolidated Balance Sheets -                           3
            June 30, 1998 and December 31, 1997

          Condensed Consolidated Statements of Operations -                 4
            Three and six months ended June 30, 1998 and 1997

          Condensed Consolidated Statements of Cash Flows -                 5
            Six months ended June 30, 1998 and 1997

          Notes to Condensed Consolidated Financial Statements              6

          Management's Discussion and Analysis of                           9
            Operations and Financial Condition

PART II.  OTHER INFORMATION AND SIGNATURE                                  12


          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                             June 30,  December 31,
                                                               1998        1997
                                                             --------  ------------
                                                            (unaudited)
                                ASSETS
                                ------

Property and equipment, net................................  $ 97,318      $ 99,615
Deferred financing costs, net..............................       972         1,144
Restricted cash............................................     3,872         2,452
Cash and cash equivalents..................................     6,179         6,459
                                                             --------      --------
  Total assets                                               $108,341      $109,670
                                                             ========      ========

                  LIABILITIES AND PARTNERS' EQUITY
                  --------------------------------

Debt.......................................................  $ 46,246      $ 46,854
Deferred income taxes......................................     1,501            --
Due to Host Marriott Corporation...........................     1,126            --
Due  to Marriott International.............................       442         3,909
Other liabilities..........................................       631           678
General partner's equity in subsidiary partnership.........       286           262
Deferred management fees due to parent of general partner..    15,780        15,780
                                                             --------      --------
  Total liabilities                                            66,012        67,483
                                                             --------      --------

Partners' equity:
 General partner...........................................       529           528
 Limited partners (15,285 units issued and outstanding)....    41,800        41,659
                                                             --------      --------
  Total partners' equity                                       42,329        42,187
                                                             --------      --------
  Total liabilities and partners' equity                     $108,341      $109,670
                                                             ========      ========




           See Notes to Condensed Consolidated Financial Statements.

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               Three and Six Months Ended June 30, 1998 and 1997
                (unaudited, in thousands, except per unit data)


                                                                                         Three Months          Six Months
                                                                                            Ended                 Ended
                                                                                           June 30,              June 30,
                                                                                     --------------------   ------------------
                                                                                       1998        1997      1998       1997
                                                                                     -------      -------   -------    -------
REVENUES......................................................................       $ 5,117      $ 4,640   $ 9,731    $ 9,066
                                                                                     -------      -------   -------    -------
OPERATING COST AND EXPENSES
 Depreciation and amortization................................................           945          833     1,910      1,777
 Base management fees to MSLS.................................................         1,326        1,209     2,498      2,347
 Property taxes...............................................................           243           98       413        561
 Insurance and other..........................................................            50           24        96         41
                                                                                     -------      -------   -------    -------
  Total operating costs and expenses                                                   2,564        2,164     4,917      4,726
                                                                                     -------      -------   -------    -------

OPERATING PROFIT BEFORE PARTNERSHIP EXPENSES
 AND INTEREST.................................................................         2,553        2,476     4,814      4,340
 General and administrative...................................................           (96)         (45)     (174)      (146)
 Interest expense.............................................................        (1,242)      (1,298)   (2,486)    (2,570)
 Interest income..............................................................           120           99       226        140
                                                                                     -------      -------   -------    -------
Income before general partner's interest in income of
 subsidiary partnership.......................................................         1,335        1,232     2,380      1,764
General partners' interest in income of subsidiary partnership................            13           13        24         18
                                                                                     -------      -------   -------    -------

INCOME BEFORE INCOME TAXES....................................................         1,322        1,219     2,356      1,746

 Provision for income taxes resulting from change in tax status (see Note 5)..            --           --    (1,271)        --
 Provision for income taxes for current operations............................          (490)          --      (943)        --
                                                                                     -------      -------   -------    -------
  Total provision for income taxes                                                      (490)          --    (2,214)        --
                                                                                     -------      -------   -------    -------

NET INCOME (LOSS).............................................................       $   832      $ 1,219   $   142    $ 1,746
                                                                                     =======      =======   =======    =======

General partner's interest in net income......................................       $     8      $    12   $     1    $    17
                                                                                     =======      =======   =======    =======

Limited partners' interest in net income......................................       $   824      $ 1,207   $   141    $ 1,729
                                                                                     =======      =======   =======    =======

Number of limited partner units...............................................       $15,285      $15,285   $15,285    $15,285
                                                                                     =======      =======   =======    =======

Earnings per limited partner unit.............................................          $.05         $.08     $ .01      $0.11
                                                                                     =======      =======   =======    =======


           See Notes to Condensed Consolidated Financial Statements.

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six Months Ended June 30, 1998 and 1997
                           (unaudited, in thousands)

                                                        1998      1997
                                                      --------  --------
OPERATING ACTIVITIES
Net income..........................................  $   142   $ 1,746
Adjustments to reconcile to cash from operations
Depreciation........................................    1,910     1,777
Amortization of deferred financing costs............      172       184
Increase in deferred income taxes...................    1,501        --
Change in other operating accounts..................   (3,075)   (2,769)
                                                      -------   -------
Cash provided by operations.........................      650       938
                                                      -------   -------

INVESTING ACTIVITIES
Capital expenditures................................     (491)   (2,301)
Other...............................................      877        --
(Increase) decrease in capital improvement reserve..     (586)       34
                                                      -------   -------
Cash used in investing activities...................     (200)   (2,267)
                                                      -------   -------

FINANCING ACTIVITIES
Repayments of debt..................................     (608)     (550)
Principal payments on note due to general partner...      (26)      (68)
Increase in financing reserve.......................      (96)       --
                                                      -------   -------
Cash used in financing activities...................     (730)     (618)
                                                      -------   -------

Decrease in cash and cash equivalents...............     (280)   (1,947)

Cash and cash equivalents, beginning of period......    6,459     6,199
                                                      -------   -------

Cash and cash equivalents, end of period............  $ 6,179   $ 4,252
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

     In the opinion of the Partnership, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 1998 and December 31, 1997, and the results of its operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

     The Partnership's balance sheet has been presented in a non-classified format. Accordingly, information as reported in prior filings has been restated.

2. Forum Retirement, Inc., a wholly-owned subsidiary of Forum Group, Inc. ("Forum Group"), is the general partner of the Partnership (the "General Partner") and owns a one percent interest in the Partnership and a one percent interest in a subsidiary operating partnership in which the Partnership owns a ninety-nine percent limited partnership interest. The General Partner's interest in the subsidiary operating partnership is reflected in the accompanying consolidated statements of operations as a reduction of the income of the Partnership. Forum Group beneficially owns approximately 93% of the outstanding Preferred Depository Units (the "Units") representing a preferred limited partner interest in the Partnership.

     On June 21, 1997, HMC Senior Communities, Inc. ("HMCSC"), a wholly-owned subsidiary of Host Marriott Corporation ("Host Marriott"), acquired all of the outstanding stock of Forum Group from Marriott Senior Living Services, Inc. ("MSLS"), a subsidiary of Marriott International, Inc. ("MI"). In connection with the acquisition, Forum Group assigned to MSLS its interest as manager under a long-term management agreement (the "Management Agreement") for the nine communities owned by the Partnership.

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

     Consummation of the reorganization is subject to significant contingencies, including final Board approval, consent of shareholders, limited partners, bondholders, lenders and ground lessors of Host Marriott, its affiliates and other third parties. Accordingly, there can be no assurance that the reorganization will be completed.

3. Revenues represent house profit from the Partnership's senior living communities. House profit reflects the net revenues flowing to the Partnership as property owner and represents gross community operating sales less property-level expenses excluding depreciation and amortization, property taxes, insurance, management fees and certain other costs which are classified as operating costs and expenses.

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

House profit generated by the Partnership's senior living communities consists of (in thousands):

                                                             Three Months Ended    Six Months Ended
                                                                 June  30,            June 30,
                                                             ------------------   ------------------
                                                              1998       1997      1998       1997
                                                             -------    -------   -------    -------
   Community Sales
      Routine............................................... $14,468    $12,671   $26,970    $25,067
      Ancillary.............................................   2,098      2.397     4,251      4,271
                                                             -------    -------   -------    -------
         Total Community Sales..............................  16,566     15,068    31,221     29,338
                                                             -------    -------   -------    -------
   Department Costs
      Routine...............................................   9,617      8,746    17,827     17,052
      Ancillary.............................................   1,832      1,682     3,663      3,220
                                                             -------    -------   -------    -------
         Total Department Costs.............................  11,449     10,428    21,490     20,272
                                                             -------    -------   -------    -------
   Department Profit
      Routine...............................................   4,851      3,925     9,143      8,015
      Ancillary.............................................     266        715       588      1,051
                                                             -------    -------   -------    -------
         Revenues........................................... $ 5,117    $ 4,640   $ 9,731    $ 9,066
                                                             =======    =======   =======    =======

4.   Restricted cash includes the following (in thousands):

                                                             June 30,  December 31,
                                                              1998        1997
                                                             -------   ------------
     Debt service reserve fund.....                          $   487    $   391
     Fixed asset reserve fund......                              855        268
     Real estate tax reserve fund..                              784        627
     Insurance reserve fund........                            1,746      1,166
                                                             -------    -------
                                                             $ 3,872    $ 2,452
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

     The Partnership has elected not to pay the special tax on gross income and began being treated as a corporation for federal income tax purposes effective January 1, 1998. Included within the Partnership's tax provision for the six months ended June 30, 1998 is a one time charge of approximately $1.3 million to record a net deferred tax liability related to the change in tax status. The net deferred tax liability represents the tax effect of the excess of the net assets reported in the accompanying financial statements over the Partnership's tax basis in the net assets. This difference is due primarily to the use, for income tax purposes, of accelerated depreciation methods and shorter depreciable lives for fixed assets and deferred management fees which have been expensed under generally accepted accounting principals but are generally not deductible for tax purposes until paid.

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

7. On June 15, 1995, The Russell F. Knapp Revocable Trust (the "Plaintiff") filed a complaint in the United States District Court of the Southern District of Indiana (the "Indiana Court") against the General Partner and Forum Group alleging breach of the partnership agreement, breach of fiduciary duty, fraud, insider trading and civil conspiracy/aiding and abetting. On February 4, 1998, the Plaintiff, MSLS, the General Partner, Forum Group and Host Marriott entered into a Settlement and Release Agreement (the "Settlement Agreement"), pursuant to which Host Marriott agreed to pay each limited partner electing to join in the Settlement Agreement $4.50 per unit in exchange for (i) the transfer of all Partnership units owned by a settling limited partner; (ii) an agreement by each settling limited partner not to purchase additional Partnership units;
     (iii) a release of all claims asserted in the litigation; and (iv) a dismissal of the litigation. Because of the derivative nature of the allegations contained in the Plaintiff's complaint, the General Partner invited all limited partners, in their sole discretion, to participate in the Settlement Agreement, and detailed the requirements for participation in two notices to unitholders, dated March 27, 1998 and May 6, 1998, respectively. Initially, the period within which a limited partner could elect to participate in the Settlement Agreement was scheduled to expire on April 27, 1998. This period was extended to May 22, 1998. Host Marriott also agreed to pay as much as an additional $1.25 per unit to the settling Limited Partners, under certain conditions, in the event that Host Marriott within three years following the date of settlement initiates a tender offer for the purchase of units not presently held by Host Marriott or the settling Limited Partners. On February 5, 1998, the Indiana Court entered an order approving the dismissal of the Plaintiff's case.

     In connection with the Settlement Agreement, Host Marriott initially acquired 1,000,894 limited partner units, from the Plaintiff an related parties for $4,504,023 on March 25, 1998. Host Marriott subsequently acquired an additional 1,140,901 limited partner units from other limited partners electing to participate in the Settlement Agreement for $5,134,055. As a result of these purchases, Host Marriott's current ownership interest in the Partnership, directly or through affiliates, increased to approximately 93%.

8. On July 21, 1998, Forum Retirement, Inc. (FRI), the general partner of Forum Retirement Partners, L.P., announced it had received a proposal from Host Marriott to acquire all remaining outstanding Partnership Units for $4.50 per Unit. Host Marriott curently owns 14,151,169 of the 15,285,248 outstanding Units of the Partnership. Completion of the proposed transaction is contingent on several items including but not limited to, FRI Board approval and approval of an advisory committee of the Board which will consider the transaction from the perspective of the holders of the remaining Units and the issuance of a fairness opinion with respect to the proposed transaction by the financial advisors to such advisory committee.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING STATEMENTS

 Certain matters discussed in this Form 10-Q include forward-looking statements within the meaning of the Private Litigation Reform Act of 1995, including without limitation, statements related to Host Marriott Corporation ("Host Marriott") proposed REIT conversion, the terms, structure and timing thereof, and the expected effects of the proposed REIT conversion. All forward-looking statements involve known and unknown risks, uncertainties, and other factors, many of which are not within the control of the Partnership, that may cause actual transactions, results, performance or achievements to be materially different from any future transactions, results performance or achievements expressed or implied by such forward-looking statements. While the Partnership believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, it can give no assurance that its performance or other expectations will be attained, that the transactions described herein will be consummated or that the terms of the transactions or the timing or effects thereof will not differ materially from those described herein. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

 REVENUES. Revenues represent gross property routine and ancillary sales less property-level expenses. Routine service revenues are generated from monthly charges for independent living units and daily charges for assisted living suites and nursing beds which are recognized monthly based on the terms of the residents' agreements. Ancillary service revenues are generated on a "fee for service" basis for supplementary items requested by residents and are recognized as the services are provided. Revenues for the three months ended June 30, 1998 increased by $477,000, or 10%, to $5,117,000 compared to the same period in 1997. Revenues for the six months ended June 30, 1998 increased by $665,000, or 7%, to $9,731,000 compared to the same period in 1997. The revenue increase is primarily the result of increases in residency fees and charges in the independent living, assisted living and nursing components, the favorable impact of the expansion units and increases in therapy and other ancillary healthcare services. However, these increases were slightly offset by increased market competition for the Delaware and Texas communities and increased wage cost from engaging and maintaining qualified nursing staff. Combined average occupancy (calculated based on the number of units occupied during the respective period) at the nine senior living communities decreased by .3 percentage point to 93.8% for the three months ended and increased by .5 percentage point to 94.2% for the six months ended June 30, 1998, compared to the same periods in 1997.

 OPERATING COSTS AND EXPENSES. Operating costs and expenses consist of depreciation and amortization, base management fees, property taxes, insurance and certain other costs. The Partnership's operating costs and expenses increased $400,000, or 18%, to $2,564,000 for the three months ended and increased $191,000, or 4%, to $4,917,000 for the six months ended June 30, 1998, due primarily to increased depreciation expense and property taxes resulting from the development of additional expansion units to the existing properties. As a percentage of revenues, operating costs and expenses increased by three percentage points to 50% for the three months ended June 30, 1998 as compared to the same period in 1997. As a percentage of revenues, operating costs and expenses decreased from 52% for the six months ended June 30, 1997 to 51% for the same period in 1998.

 OPERATING PROFIT. As a result of the changes in revenues and operating costs and expenses discussed above, the Partnership's operating profit increased by $77,000, or 3%, to $2,553,000 for the three months ended June 30, 1998. Operting profit increased by $474,000, or 11%, to $4,814,000 for the six months ended June 30, 1998.

 INTEREST EXPENSE. Interest expense decreased by $56,000, or 4%, to $1,242,000 for the three months ended June 30, 1998 from $1,298,000 during the same period in 1997 resulting from loan principal amortization. Year-to-date interest expense decreased by $84,000, or 3%, to $2,486,000 for the three months ended June 30, 1998.

 INCOME TAXES. The Partnership began being taxed as a corporation effective January 1, 1998. This resulted in a one-time charge of approximately $1.3 million included in the tax provision for the first quarter of 1998, along with an income tax provision of $490,000 for the three months ended June 30, 1998 and $943,000 for the six months ended June 30, 1998.

 NET INCOME (LOSS). Net income was $832,000 for the three months ended June 30, 1998 compared to net income of $1,219,000 for the same period in 1997. The decrease in net income for the second quarter was impacted by the changes in revenues and operating profit discussed above, along with the income tax provision for current operations discussed above. Net income for the six months ended June 30, 1998 decreased by $1,604,000 to $142,000 as compared to $1,746,000 for the same period in 1997 due to the impact of the approximate $1.3 million one-time tax charge, and the 1998 income taxes on current operations discussed above. The net income per limited partner unit for the three months ended June 30, 1998 was $.05 per unit as compared to $.08 per unit for the same period in 1997. The net income per limited partner unit for the six months ended June 30, 1998 was $.01 per unit, compared to net income of $.11 in 1997.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      OPERATIONS AND FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES.

 At June 30, 1998, the Partnership had cash and cash equivalents of $6,179,000 and restricted cash of $3,872,000.

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

 The Partnership has an on-going expansion program related to all of its communities in an effort to further improve the Partnership's results of operations. The expansions are designed to add capacity to and/or modify the uses of existing facilities to increase earnings without incurring substantial land acquisition and common area build-out costs. Certain expansions will require additional regulatory approvals. The expansion program consists of eleven separate projects at eight communities expected to increase the total number of units by 280, or 17% of total units, at an estimated cost of $21 million. Currently, six expansion projects have been completed, two expansion projects are under construction and another three expansion projects are in active development or design. The three remaining projects in development or design are expected to begin construction by the end of 1998 or early 1999. The six completed projects increased the total number of units by 113, at a cost of $7.7 million.

 The Partnership is currently financing and intends to continue to finance this expansion program with cash from operations. If cash flow from operations is insufficient to complete future expansions on a timely basis, the expansion may be delayed, reduced in scope or discontinued. The terms of the Partnership's current debt agreement restrict the Partnership from incurring additional third-party financing (other than $1 million of equipment financing) and prohibit the imposition of liens on the Partnership's assets. There can be no assurance that a waiver can be obtained from the lender to permit any third-party financing, or whether, when and on what terms, any such financing may be available. As a result of the capital required to fund the expansion program, the Partnership does not expect to make distributions to the limited partners in the foreseeable future.

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

 Cash provided by operating activities was $650,000 for the six months ended June 30, 1998, compared to $938,000 for the same period in 1997 due principally to changes in working capital and amounts due to Marriott International for reimbursement of operating costs and management fees.

 Cash used in investing activities was $200,000 for the six months ended
June 30, 1998, compared to $2,267,000 for the same period in 1997 due to a decrease in capital expenditures from the completion of some expansion projects.

 Cash used in financing activities was $730,000 for the six months ended
June 30, 1998, compared to $618,000 for the same period in 1997 due to increases in repayments of debt, payments on note due to general partner and financing reserve.

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

On July 21, 1998, Forum Retirement, Inc. (FRI), the general partner of Forum Retirement Partners, L.P., announced it had received a proposal from Host Marriott to acquire all remaining outstanding Partnership Units for $4.50 per Unit. Host Marriott currently owns 14,151,169 of the 15,285,248 outstanding Units of the Partnership. Completion of the proposed transaction is contingent on several items including but not limited to, FRI Board approval and approval of an advisory committee of the Board which will consider the transaction from the perspective of the holders of the remaining Units and the issuance of a fairness opinion with respect to the proposed transaction by the financial advisors to such advisory committee.

On July 22, 1998, Harbor Finance Partners, LTD. ("Harbor Finance"), a Partnership unitholder, filed a purported class action lawsuit relating to Host Marriott's proposal in Delaware State Chancery Court against Host Marriott, FRI, two of their affiliates, the Partnership, and FRI's directors. Harbor Finance alleges in the complaint that these defendants breached their fiduciary duties to the unitholders by offering an inadequate price for the units, attempting to improperly influence the market price of the units, and failing to provide for a mechanism that would establish a fair price for the units. Harbor Finance is seeking certification of a class, an injunction to prevent completion of the proposed transaction or, in the alternative, rescission of the transaction, and compensatory damages. Punitive damages are not sought in the action. FRI believes that there is no merit to the allegations contained in the complaint, and that this litigation will not have a material, adverse effect on the financial performance of the Partnership. The appointment of the Board's advisory committee and the required fairness opinion will ensure that an adequate price will be paid.

                          PART II.  OTHER INFORMATION
                          ---------------------------

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

ITEM 1.  LEGAL PROCEEDINGS

     On June 15, 1995, The Russell F. Knapp Revocable Trust (the "Plaintiff") filed a complaint in the United States District Court of the Southern District of Indiana (the "Indiana Court") against the General Partner and Forum Group alleging breach of the partnership agreement, breach of fiduciary duty, fraud, insider trading and civil conspiracy/aiding and abetting. On February 4, 1998, the Plaintiff, MSLS, the General Partner, Forum Group and Host Marriott entered into a Settlement and Release Agreement (the "Settlement Agreement"), pursuant to which Host Marriott agreed to pay each limited partner electing to join in the Settlement Agreement $4.50 per unit in exchange for (i) the transfer of all Partnership units owned by a settling limited partner; (ii) an agreement by each settling limited partner not to purchase additional Partnership units; (iii) a release of all claims asserted in the litigation; and (iv) a dismissal of the litigation. Because of the derivative nature of the allegations contained in the Plaintiff's complaint, the General Partner invited all limited partners, in their sole discretion, to participate in the Settlement Agreement, and detailed the requirements for participation in two notices to unitholders, dated March 27, 1998, and May 6, 1998, respectively. Initially, the period within which a limited partner could elect to participate in the Settlement Agreement was scheduled to expire on April 27, 1998. This period was extended to May 22, 1998. Host Marriott also agreed to pay as much as an additional $1.25 per unit to the settling Limited Partners, under certain conditions, in the event that Host Marriott within three years following the date of settlement initiates a tender offer for the purchase of units not presently held by Host Marriott or the settling Limited Partners. On February 5, 1998, the Indiana Court entered an order approving the dismissal of the Plaintiff's case.

     In connection with the Settlement Agreement, Host Marriott initially acquired 1,000,894 limited partner units from the Plaintiff and related parties for $4,504,023 on March 25, 1998. Host Marriott subsequently acquired an additional 1,140,901 limited partner units from other limited partners electing to participate in the Settlement Agreement for $5,134,055. As a result of these purchases, Host Marriott's current ownership interest in the Partnership, directly or through affiliates, increased to approximately 93%.

On July 22, 1998, Harbor Finance Partners, LTD. ("Harbor Finance"), a Partnership unitholder, filed a purported class action lawsuit relating to Host Marriott's proposal in Delaware State Chancery Court against Host Marriott, FRI, two of their affiliates, the Partnership, and FRI's directors. Harbor Finance alleges in the complaint that these defendants breached their fiduciary duties to the unitholders by offering an inadequate price for the units, attempting to improperly influence the market price of the units, and failing to provide for a mechanism that would establish a fair price for the units. Harbor Finance is seeking certification of a class, an injunction to prevent completion of the proposed transaction or, in the alternative, rescission of the transaction, and compensatory damages. Punitive damages are not sought in the action. FRI believes that there is no merit to the allegations contained in the complaint, and that this litigation will not have a material, adverse effect on the financial performance of the Partnership. The appointment of the Board's advisory committee and the required fairness opinion will ensure that an adequate price will be paid.

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


                                   FORUM RETIREMENT PARTNERS, L.P.,
                                   a Delaware Limited Partnership

                                   By:  FORUM RETIREMENT, INC., GENERAL PARTNER
                                      -----------------------------------------


August , 1998                      By:  /s/  Donald D. Olinger
-------------                         -----------------------------------------
     Date                             Donald D. Olinger
                                      Vice President