Form 10-Q
period 1998-09-30
FORUM RETIREMENT PARTNERS L P
filed 1998-11-12
CIK 804752

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act
                                    of 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 1998
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

TITLE OF EACH CLASS                                      NAME OF EACH EXCHANGE
Preferred Depository Units Representing Preferred        ON WHICH REGISTERED
Limited Partners' Interests                              American Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:       Yes X:   No
                                                   ---      ---
================================================================================

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

                                     INDEX
                                     -----

                                                                      PAGE NO.
                                                                      --------

PART I.   FINANCIAL INFORMATION (unaudited):

          Condensed Consolidated Balance Sheets -                            3
            September 30, 1998 and December 31, 1997

          Condensed Consolidated Statements of Operations -                  4
            Three and nine months ended September 30, 1998 and 1997

          Condensed Consolidated Statements of Cash Flows -                  5
            Nine months ended September 30, 1998 and 1997

          Notes to Condensed Consolidated Financial Statements               6

          Management's Discussion and Analysis of                            9
            Operations and Financial Condition

PART II.    OTHER INFORMATION AND SIGNATURE                                 12


           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                             September 30,    December 31,
                                                                  1998            1997
                                                             ---------------  ------------
                                                               (unaudited)
                    ASSETS
                    ------

Property and equipment, net................................        $ 96,988       $ 99,615
Deferred financing costs, net..............................             887          1,144
Restricted cash............................................           4,546          2,452
Cash and cash equivalents..................................           6,216          6,459
                                                                   --------       --------
     Total assets..........................................        $108,637       $109,670
                                                                   ========       ========

          LIABILITIES AND PARTNERS' EQUITY
          --------------------------------

Debt.......................................................        $ 45,931       $ 46,854
Deferred income taxes......................................           1,870             --
Due to Host Marriott Corporation...........................           2,566             --
Due to/(from) Marriott International.......................          (1,515)         3,909
Other liabilities..........................................             621            678
General partner's equity in subsidiary partnership.........             299            262
Deferred management fees due to parent of general partner..          15,780         15,780
                                                                   --------       --------
     Total liabilities.....................................          65,552         67,483
                                                                   --------       --------

Partners' equity:
  General partner..........................................             537            528
  Limited partners (15,285 units issued and outstanding)...          42,548         41,659
                                                                   --------       --------
     Total partners' equity................................          43,085         42,187
                                                                   --------       --------
     Total liabilities and partners' equity................        $108,637       $109,670
                                                                   ========       ========

           See Notes to Condensed Consolidated Financial Statements.

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            Three and Nine Months Ended September 30, 1998 and 1997
                (unaudited, in thousands, except per unit data)

                                                                       Three Months        Nine Months
                                                                          Ended              Ended
                                                                      September 30,       September 30,
                                                                    ------------------  ------------------
                                                                       1998      1997      1998      1997
                                                                    -------   -------   -------   -------
REVENUES..........................................................  $ 5,125   $ 4,332   $14,856   $13,915
                                                                    -------   -------   -------   -------
OPERATING COSTS AND EXPENSES
  Depreciation and amortization...................................      957     1,006     2,867     2,784
  Base management fees to MSLS....................................    1,283     1,142     3,781     3,489
  Property taxes..................................................      330       352       743     1,278
  Insurance and other.............................................      117       424       213       458
                                                                    -------   -------   -------   -------
    Total operating costs and expenses............................    2,687     2,924     7,604     8,009
                                                                    -------   -------   -------   -------

OPERATING PROFIT BEFORE PARTNERSHIP EXPENSES
  AND INTEREST....................................................    2,438     1,408     7,252     5,906
  General and administrative......................................      (80)      (45)     (254)     (350)
  Interest expense................................................   (1,231)   (1,269)   (3,717)   (3,839)
  Interest income.................................................      145       112       371       253
                                                                    -------   -------   -------   -------
Income before general partner's interest in income of
  subsidiary partnership..........................................    1,272       206     3,652     1,970
General partners' interest in income of subsidiary partnership....       13         2        37        20
                                                                    -------   -------   -------   -------

INCOME BEFORE INCOME TAXES........................................    1,259       204     3,615     1,950

  Provision for income taxes resulting from change in tax status
     (see Note 5).................................................       --        --    (1,271)       --
  Provision for income taxes for current operations (see Note 5)..     (503)       --    (1,446)       --
                                                                    -------   -------   -------   -------
    Total provision for income taxes..............................     (503)       --    (2,717)       --
                                                                    -------   -------   -------   -------

NET INCOME........................................................  $   756   $   204   $   898   $ 1,950
                                                                    =======   =======   =======   =======

General partner's interest in net income..........................  $     8   $     2   $     9   $    20
                                                                    =======   =======   =======   =======

Limited partners' interest in net income..........................  $   748   $   202   $   889   $ 1,930
                                                                    =======   =======   =======   =======

Number of limited partner units...................................   15,285    15,285    15,285    15,285
                                                                    =======   =======   =======   =======

Earnings per limited partner unit.................................    $0.05     $0.01     $0.06     $0.13
                                                                    =======   =======   =======   =======




           See Notes to Condensed Consolidated Financial Statements.

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine Months Ended September 30, 1998 and 1997
                           (unaudited, in thousands)


                                                         1998      1997
                                                       --------  --------
OPERATING ACTIVITIES
Net income...........................................  $   898   $ 1,950
Adjustments to reconcile to cash from operations
  Depreciation.......................................    2,867     2,784
  Amortization of deferred financing costs...........      257       278
  Increase in deferred income taxes..................    1,870        --
  Change in other operating accounts.................   (4,254)     (953)
                                                       -------   -------
Cash provided by operations..........................    1,638     4,059
                                                       -------   -------

INVESTING ACTIVITIES
  Capital expenditures...............................   (1,117)   (3,139)
  Decrease in capital improvement reserve............     (596)       --
  Other..............................................      877        --
                                                       -------   -------
Cash used in investing activities....................     (836)   (3,139)
                                                       -------   -------

FINANCING ACTIVITIES
  Repayments of debt.................................     (923)     (837)
  Principal payments on note due to general partner..      (26)      (68)
  Decrease in debt service reserve...................      (96)       --
                                                       -------   -------
Cash used in financing activities....................   (1,045)     (905)
                                                       -------   -------

(Decrease)/increase in cash and cash equivalents.....     (243)       15

Cash and cash equivalents, beginning of period.......    6,459     6,199
                                                       -------   -------

Cash and cash equivalents, end of period.............  $ 6,216   $ 6,214
                                                       =======   =======




           See Notes to Condensed Consolidated Financial Statements.

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. The accompanying condensed consolidated financial statements of Forum Retirement Partners, L.P. (the "Partnership") and subsidiary partnership have been prepared by the Partnership without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997.

     In the opinion of the Partnership, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 1998 and December 31, 1997, and the results of its operations for the three and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

     The Partnership's balance sheet has been presented in a non-classified format to conform to industry practice. Accordingly, information as reported in prior filings has been reclassified to conform to current presentation.

2. Forum Retirement, Inc., a wholly-owned subsidiary of Forum Group, Inc. ("Forum Group"), is the general partner of the Partnership (the "General Partner") and owns a one percent interest in the Partnership and a one percent interest in a subsidiary operating partnership in which the Partnership owns a ninety-nine percent limited partnership interest. The General Partner's interest in the subsidiary operating partnership is reflected in the accompanying condensed consolidated statements of operations as a reduction of the income of the Partnership. Forum Group beneficially owns approximately 93% of the outstanding Preferred Depository Units (the "Units") representing a preferred limited partner interest in the Partnership.

     On June 21, 1997, Crestline Capital Corporation ("Crestline" formerly HMC Senior Communities, Inc.), a wholly-owned subsidiary of Host
     Marriott Corporation ("Host Marriott"), acquired all of the outstanding stock of Forum Group from Marriott Senior Living Services, Inc. ("MSLS"), a subsidiary of Marriott International, Inc. ("MI"). In connection with the acquisition, Forum Group assigned to MSLS its interest as manager under a long-term management agreement (the "Management Agreement") for the nine communities owned by the Partnership.

     On April 16, 1998, the Board of Directors of Host Marriott approved a plan to reorganize Host Marriott's current business operations by spinning-off Host Marriott's senior living business and distributing (the "Distribution") the stock of Crestline. The Distribution is part of a series of transactions pursuant to which Host Marriott intends to convert into a real estate investment trust for federal income tax purposes (the "REIT Conversion"). As part of the REIT Conversion, Host Marriott will contribute its hotels and certain other assets and liabilities to a newly formed Delaware limited parntership, Host Marriott, L.P., whose sole general partner will be HMC Merger Corporation which, for tax purposes will qualify as a Maryland Real Estate Investment Trust ("REIT"). After the proposed reorganization, Crestline will lease hotels from Host Marriott, L.P. The Distribution and REIT Conversion, if consummated, will not have a material impact on the operations of the Partnership.

     Consummation of the REIT Conversion is subject to significant contingencies, including final Host Marriott Board approval, consent of shareholders, other limited partners, bondholders, lenders and ground lessors of Host Marriott, its affiliates and other third parties. Accordingly, there can be no assurance that the reorganization will be completed.

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

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

House profit generated by the Partnership's senior living communities consists of the following (in thousands):

                                    Three Months Ended         Nine Months Ended
                                      September  30,             September 30,
                                    ------------------      -----------------------
                                      1998      1997           1998         1997
                                    --------  --------      ----------   ----------
     Community Sales
       Routine....................   $13,862   $12,666         $40,832      $37,733
       Ancillary..................     2,179     1,611           6,430        5,883
                                     -------   -------         -------      -------
          Total Community Sales...    16,041    14,277          47,262       43,616
                                     -------   -------         -------      -------
     Department Costs
       Routine....................     9,347     8,518          27,174       25,054
       Ancillary..................     1,569     1,427           5,232        4,647
                                     -------   -------         -------      -------
          Total Department Costs..    10,916     9,945          32,406       29,701
                                     -------   -------         -------      -------
     Department Profit
       Routine....................     4,515     4,148          13,658       12,679
       Ancillary..................       610       184           1,198        1,236
                                     -------   -------         -------      -------
          Revenues................   $ 5,125   $ 4,332         $14,856      $13,915
                                     =======   =======         =======      =======

     On November 20, 1997, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements. The Partnership has considered the impact of EITF 97-2 on its financial statements and has determined that EITF 97-2 requires the Partnership to include property-level sales and operating expenses of its senior living communities in its statements of operations. The Partnership will adopt EITF 97-2 in the fourth quarter of 1998 with retroactive effect in prior periods to conform to the new presentation. Application of EITF 97-2 to the consolidated financial statements for the three months ended September 30, 1998 and 1997 would have increased both revenues and operating expenses by approximately $10,916,000 and $9,945,000 respectively. For nine months ended September 30, 1998 and 1997, both revenues and operating expenses would have increased by approximately $32,406,000 and $29,701,000 respectively. There will be no impact on operating profit, or net income by the application of EITF 97-2.

4.   Restricted cash includes the following (in thousands):

                                     September 30,  December 31,
                                         1998           1997
                                     -------------  ------------
     Debt service reserve fund.....         $  487        $  391
     Fixed asset reserve fund......            864           268
     Real estate tax reserve fund..          1,128           627
     Insurance reserve fund........          2,067         1,166
                                            ------        ------
                                            $4,546        $2,452
                                            ======        ======

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

     The Partnership has elected not to pay the special tax on gross income and began being treated as a corporation for federal income tax purposes effective January 1, 1998. Included within the Partnership's tax provision for the nine months ended September 30, 1998

          FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

     is a one time charge of approximately $1.3 million to record a net deferred tax liability related to the change in tax status. The net deferred tax liability represents the tax effect of the excess of the net assets reported in the accompanying financial statements over the Partnership's tax basis in the net assets. This difference is due primarily to the use, for income tax purposes, of accelerated depreciation methods and shorter depreciable lives for fixed assets and deferred management fees which have been expensed under generally accepted accounting principles but are generally not deductible for tax purposes until paid.

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

     In connection with the Settlement Agreement, Host Marriott acquired on March 25, 1998, 1,000,894 Units from the Plaintiff and related parties for $4,504,023 on March 25, 1998. Host Marriott subsequently acquired 1,140,901 additional Units from other limited partners electing to participate in the Settlement Agreement for $5,134,055. As a result of these purchases, Host Marriott's current ownership interests of the limited partnership in the Partnership, directly or through affiliates, increased to approximately 93%.

8. On July 21, 1998, the General Partner announced it had received a proposal from Host Marriott to acquire all remaining outstanding Partnership Units for $4.50 per Unit (the "Merger Proposal"). The Board of Directors (the "Board") of the General Partner appointed an advisory committee (the "Advisory Committee") consisting of the independent members of the Board to determine whether the terms of the Merger Proposal were fair to, and in the best interests of, the public unitholders. The Advisory Committee recommended that the price in the Merger Proposal be increased from $4.50 per Unit to $5.75 per Unit. On October 5, 1998, the Advisory Committee recommended to the Board that the Merger Proposal with a $5.75 per Unit price was fair to, and in the best interests of, the public unitholders, and the Board approved the transaction based on the Advisory Committee's recommendation. The Advisory Committee's conclusion was based, in part, on a fairness opinion (the "Fairness Opinion") from its financial advisor, Robert A. Innamorati and Co., Inc. On October 5, 1998, an Agreement and Plan of Merger ("Merger Agreement") was executed under which unitholders would receive a price of $5.75 per Unit. Completion of the transaction is contingent upon, but not limited to, several items including shareholder and various regulatory approvals. Host Marriott presently anticipates completion of the merger transaction on December 31, 1998, but such a result cannot be assured because of the various contigencies. Assuming a closing on December 31, 1998 or sometime before the end of the first quarter of 1999, Host Marriott would be required to pay a total of $6,517,894 under the terms of the Merger Agreement, as well as an approximate amount ranging from $683,000 to $491,000 to the settling Limited Partners under the terms of the Settlement Agreement.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q include forward-looking statements within the meaning of the Private Litigation Reform Act of 1995, including without limitation, statements related to Host Marriott's proposed REIT conversion, the terms, structure and timing thereof, and the expected effects of the proposed REIT conversion. All forward-looking statements involve known and unknown risks, uncertainties, and other factors, many of which are not within the control of the Partnership, that may cause actual transactions, results, performance or achievements to be materially different from any future transactions, results performance or achievements expressed or implied by such forward-looking statements. The cautionary statements set forth in reports filed under the Securities Act of 1934 contain important factors with respect to such forward-looking statements, including the following factors that could affect such forward-looking statements: (i) national and local economic and business conditions that will, among other things, affect demand for senior living facilities and other properties, the level of rates and occupancy that can be achieved by such properties and the availability and terms of financing; (ii) the ability to maintain the properties in a first-class manner; (iii) the ability to compete effectively; (iv) the ability to acquire or develop additional properties and the risk that potential acquisitions or developments may not perform in accordance with expectations; (v) changes in travel patterns, taxes and government regulations; (vi) governmental approvals, actions and initiative, and (vii) the effects of tax legislative action. While the Partnership believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, it can give no assurance that its performance or other expectations will be attained, that the transactions described herein will be consummated or that the terms of the transactions or the timing or effects thereof will not differ materially from those described herein. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

REVENUES. Revenues represent gross property routine and ancillary sales less property-level expenses. Routine service revenues are generated from monthly charges for independent living units and daily charges for assisted living suites and nursing beds which are recognized monthly based on the terms of the residents' agreements. Ancillary service revenues are generated on a "fee for service" basis for supplementary items requested by residents and are recognized as the services are provided. Revenues for the three months ended September 30, 1998 increased by $793,000 or 18% to $5,125,000 compared to 1997. Revenues for the nine months ended September 30, 1998 increased by $941,000 or 7% to $14,856,000 compared to 1997. The increase in revenues is primarily the result of increases in residency fees and charges in the independent living, assisted living and nursing components, the favorable impact of the expansion units and increases in therapy and other ancillary healthcare services. However, these increases were slightly offset by increased market competition for communities in Delaware and Texas and increased wage cost from engaging and maintaining qualified nursing staff. Combined average occupancy (calculated based on the number of units occupied during the respective period) at the nine senior living communities was approximately 94% for the three and nine months ended September 30, 1998. This represents an increase of four percentage points from the three months ended September 30, 1997 and a one percentage point increase from the nine months ended September 30, 1997.

OPERATING COSTS AND EXPENSES. Operating costs and expenses consist of depreciation and amortization, base management fees, property taxes, insurance and certain other costs. The Partnership's operating costs and expenses decreased $237,000 or 8%, to $2,687,000 for the three months ended and decreased $405,000, or 5%, to $7,604,000 for nine months ended September 30, 1998, due primarily to an overall decrease in real estate taxes, insurance and other expenses during the year. As a percentage of revenues, operating costs and expenses decreased 15 percentage points to 52% for the three months ended September 30, 1998 as compared to 67% for the same period in 1997. For the nine months ended September 30, 1998, operating costs and expenses, as a percentage of revenues, decreased 7 percentage points to 51% compared to 58% for the same period in 1997.

OPERATING PROFIT. As a result of the changes in revenues and operating costs and expenses discussed above, the Partnership's operating profit increased by $1,030,000, or 73%, to $2,438,000 for the three months ended September 30, 1998. Operating profit increased by 23% or $1,346,000, to $7,252,000 for the nine months ended September 30, 1998.

INTEREST EXPENSE. For the three months ended September 30, 1998, interest expense decreased $38,000 to $1,231,000 from $1,269,000 during the same period in 1997 as a result of principal amortization. Interest expense year-to-date decreased by $122,000 to $3,717,000 for the nine months ended September 30, 1998.

INCOME TAXES. The Partnership began being taxed as a corporation effective January 1, 1998. The resulting one-time charge of approximately $1.3 million was included in the tax provision for the first quarter of 1998. An income tax provision of $503,000 for the three months ended September 30, 1998 and $2,717,000 for the nine months ended September 30, 1998 has been included in this quarter's statements.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      OPERATIONS AND FINANCIAL CONDITION

NET INCOME (LOSS). Net income increased $552,000 to $756,000 for the three months ended September 30, 1998 compared to 1997. The increase in net income for the third quarter is due to decreases in both operating and non-operating expenses. Net income for the nine months ended September 30, 1998, decreased from $1,950,000 in 1997 to $898,000 due to the impact of the approximate $1.3 million one-time tax charge and 1998 income tax expense related to current operations. For the three months ended September 30, 1998, net income per limited partner unit increased to $.05 per unit compared to $.01 in 1997. For the nine months ended September 30, 1998 net income per limited partner unit decreased to $.06 per unit, compared to $.13 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Partnership had cash and cash equivalents of $6,216,000 and restricted cash of $4,546,000.

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

The Partnership has an on-going expansion program related to its communities in an effort to further improve the Partnership's results of operations. The expansions are designed to add capacity to and/or modify the uses of existing facilities to increase earnings without incurring substantial land acquisition and common area build-out costs. Certain expansions will require additional regulatory approvals. The expansion program consists of eleven separate projects at eight communities expected to increase the total number of units by 280, or 17% of total units, at an estimated cost of $22 million. Seven expansion projects have been completed increasing the total number of units by 119 at a total cost of $7.9 million. Two expansion projects currently under construction are expected to increase the total number of units by an additional 74 at a total cost of $6.2 million; one of these projects is expected to be completed in the fourth quarter of 1998 and the other project is expected to be completed in 1999. The two remaining expansion projects and a portion of one of the completed expansion projects are undergoing a feasibility analysis. As a result of increased construction costs and deteriorating market conditions, the Partnership may determine that it would not be economically feasible to proceed with these remaining expansions projects.

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

Cash provided by operating activities was $1,638,000 for the nine months ended September 30, 1998, compared to $4,059,000 for the same period in 1997 due principally to changes in working capital and amounts due to MI for reimbursement of operating costs and management fees.

Cash used in investing activities was $836,000 for the nine months ended September 30, 1998, compared to $3,139,000 for the same period in 1997 due to a decrease in capital expenditures from the completion of some expansion projects.

Cash used in financing activities was $1,045,000 for the nine months ended September 30, 1998, compared to $905,000 for the same period in 1997 due to increases in repayments of debt and contributions into the debt service reserve offset by payments on note due to general partner.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      OPERATIONS AND FINANCIAL CONDITION

On April 16, 1998, the Board of Directors of Host Marriott approved a plan to reorganize Host Marriott's current business operations by spinning-off Host Marriott's senior living business and distributing the stock of Crestline. The Distribution is part of a series of tranactions pursuant to which Host Marriott intends to convert into a real estate investment trust for federal income tax purposes. As a part of the REIT Conversion, Host Marriott will contribute to its hotels and certain other assets and liabilities to a newly formed Delaware limited partnership, Host Marriott, L.P., whose sole general partner will be HMC Merger Corporation which, for tax purposes will qualify as a Maryland Real Estate Investment Trust. After the proposed reorganization, Crestline, will lease hotels from Host Marriott L.P. The Distribution and REIT Conversion, if consummated, will not have a material impact on the operations of the Partnership.

Consummation of the REIT Conversion is subject to significant contingencies, including final Host Marriott Board approval, consent of shareholders, partners, bondholders, lenders and ground lessors of Host Marriott, its affiliates and other third parties. Accordingly, there can be no assurance that the reorganization will be completed.

On July 21, 1998, the General Partner announced it had received a proposal from Host Marriott to acquire all remaining outstanding Units not currently held by Host Marriott or its subsidiaries for $4.50 per Unit. The Board of the General Partner appointed an Advisory Committee consisting of the independent members of the Board to determine whether the terms of the Merger Proposal were fair to, and in the best interests of, the public unitholders. The Advisory Committee recommended that the price in the Merger Proposal be increased from $4.50 per Unit to $5.75 per Unit. On October 5, 1998 the Advisory Committee recommended to the Board that the Merger Proposal with a $5.75 per Unit price was fair to, and in the best interests of, the public unitholders, and the Board approved the transaction based on the Advisory Committee's recommendation. The Advisory Committee's conclusion was based, in part, on the Fairness Opinion from its financial advisor, Robert A. Innamorati and Co., Inc. On October 5, 1998, the Merger Agreement was executed under which unitholders would receive a price of $5.75 per Unit. Completion of the transaction is contingent upon, but not limited to, several items including shareholder and various regulatory approvals. Host Marriott presently anticipates completion of the merger transaction on December 31, but such a result cannot be assured because of the various contingencies. Assuming a closing on December 31, or the end of the first quarter of 1999, Host Marriott would be required to pay a total of $6,157,894 under the terms of the Merger Agreement, as well as an approximate amount ranging from $683,000 to $491,000 to the settling Limited Partners under the terms of the Settlement Agreement.

YEAR 2000 PROBLEM

The year 2000 problem ("Year 2000") has arisen because many existing computer programs and chip-based embedded technology systems use only the last two digits to refer to a year, and therefore do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results. The following disclosure provides information regarding the current status of the Partnership's Year 2000 compliance program.

The Partnership has adopted the compliance program because it recognizes the importance of minimizing the number and seriousness of any disruptions that may occur as a result of the Year 2000 issue. The Partnership's compliance program includes an assessment of the Partnership's hardware and software computer systems and embedded systems, as well as an assessment of the Year 2000 issues relating to third parties with which the Partnership has a material relationship or whose systems are material to the operations of the Partnership's senior living properties. The Partnership's efforts to ensure that its computer systems are Year 2000 compliant has been segregated into two separate phases: in-house systems and third-party systems.

IN-HOUSE SYSTEMS. Since the distribution of the stock MI to the shareholders of Host Marriott on October 8, 1993, the Host Marriott has invested in implementation and maintenance accounting and reporting systems and equipment that are intended to enable the Host Marriott and its subsidiaries, including the General Partner and the Partnership, to provide adequately for its information and reporting needs and which are also Year 2000 compliant. Substantially all of the Partnership's in-house systems have already been certified as Year 2000 compliant through testing and other mechanisms and the Partnership has not d elayed any systems projects due to the Year 2000 issue. The Partnership is in the process of engaging a third party to review its Year 2000 in-house compliance. Management believes that future costs associated with Year 2000 issues for its in-house systems will be insignificant and therefore not impact the Partnership's business, financial condition and results of operations. The Partnership has not developed, and does not plan to develop, a separate contingency plan for its in-house systems due to their current Year 2000 compliance. However, the Partnership does have detailed contingency plans for its in-house systems covering a variety of possible events, including natural disasters, interruption of utility service and similar events.

THIRD-PARTY SYSTEMS. The Partnership relies upon operational and accounting systems provided by third parties, primarily the manager of its senior living properties, MI, to provide the appropriate property-specific operating systems (including, phone, elevator, security, HVAC and other systems) and to provide it with financial information. Based on discussions with the third parties that are critical to the Partnership's business, including the manager of its senior living facilities, the Partnership believes that these parties are in the process of studying their systems and the systems of their respective vendors and service providers and, in many cases, have begun to implement changes to ensure that they are Year 2000 compliant. To the extent these changes impact property-level systems, the Partnership may be required to fund capital expenditures for upgraded equipment and software. The Partnership does not expect these charges to be material, but is committed to making these investments as required. To the extent that these changes relate to a third party managers' centralized systems (including accounting, purchasing, inventory,

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      OPERATIONS AND FINANCIAL CONDITION

personnel and other systems), the Partnership's management agreements generally provide for these costs to be charged to the Partnership's properties subject to annual limitations. The Partnership expects that its third party manager will incur Year 2000 costs in lieu of costs for its centralized systems related to system projects that otherwise would have been pursued and therefore, its overall level of centralized systems charges allocated to the properties will not materially increase as a result of the Year 2000 compliance effort. The Partnership believes that this deferral of certain system projects will not have a material impact on its future results of operations, although it may delay certain productivity enhancements at its properties. The Partnership will continue to monitor the efforts of these third parties to become Year 2000 compliant and will take appropriate steps to address any non-compliance issues. The Partnership believes that in the event of material Year 2000 non-compliance, the Partnership may have the right to seek recourse against the manager under its third party management agreements. The management agreements generally do not specifically address the Year 2000 compliance issue. Therefore, the amount of any recovery in the event of Year 2000 non-compliance at a property, if any, is not determinable at this time.

The Partnership will work with the third parties to ensure that appropriate contingency plans will be developed to address the most reasonably likely worst case Year 2000 scenarios, which may not have been identified fully. In particular, the Partnership has had extensive discussions regarding the Year 2000 problem with MI, the manager of all of its senior living communities. Due to the significance of MI to the Partnership's business, a detailed description of MI's state of readiness follows.

MI has adopted an eight-step process toward Year 2000 readiness, consisting of the following: (i) Awareness: fostering understanding of, and commitment to,
                    ----------
the problem and its potential risks; (ii) Inventory:  identifying and locating
                                          ----------
systems and technology components that may be affected; (iii) Assessment:
                                                              -----------
reviewing these components for Year 2000 compliance, and assessing the scope of Year 2000 issues; (iv) Planning: defining the technical solutions and labor and
                       ---------
work plans necessary for each particular system; (v) Remediation/Replacement:
                                                     ------------------------
completing the programming to renovate or replace the problem software or hardware; (vi) Testing and Compliance Validation: conducting testing, followed
               ----------------------------------
by independent validation by a separate internal verification team; (vii)

Implementation:  placing the corrected systems and technology back into the
---------------
business environment; and (viii)  Quality Assurance:  utilizing a dedicated
                                  ------------------
audit team to review significant projects for adherence to quality standards and program methodology.

MI has grouped its systems and technology into three categories for purposes of Year 2000 compliance: (i) information resource applications and technology (IT Applications) -- enterprise-wide systems supported by MI's centralized information technology organization ("IR"); (ii) Business-initiated Systems ("BIS") - systems that have been initiated by an individual business unit, and that are not supported by MI's IR organization; and (iii) Building Systems -non-IT equipment at properties that use embedded computer chips, such as elevators, and HVAC equipment. MI is prioritizing its efforts based on how severe an effect noncompliance would have on customer service, core business processes or revenues, and whether there are viable, non-automated fallback procedures (System Criticality).

MI measures the completion of each phase based on documented and quantified results, weighted for System Criticality. As of the end of 1998 third quarter, the awareness and inventory phases were complete for IT Applications and nearly complete for BIS and Building Systems. For IT Applications, the Assessment, Planning and Remediation/Replacement phases were each over 80 percent complete, and Testing and Compliance Validation had been completed for a number of key systems, with most of the remaining work in its final stage. For BIS and Building Systems, Assessment and Planning were in the mid- to upper-range of completion, with a substantial amount of work in process, while the progress level for Remediation/Replacement and Testing and Compliance Validation had not yet been documented and quantified. Quality Assurance is also in progress for IT Applications and is scheduled to begin for BIS and Business Systems in the near future. MI's goal is to substantially complete the Remediation/Replacement and Testing phases for its System Critical IT Applications by the end of 1998, with 1999 reserved for unplanned contingencies and for Compliance Validation and Quality Assurance. For System Critical BIS and Business Systems, the same level of substantial completion is targeted for June 1999 and September 1999, respectively.

MI has initiated Year 2000 compliance communications with its significant third party suppliers, vendors and business partners, including its franchisees. MI is focusing its efforts on the business interfaces most critical to its customer service and revenues, including those third parties that support the most critical enterprise-wide IT Applications, franchisees generating the most revenues, suppliers of the most widely used Building Systems and BIS, the top 100 suppliers, by dollar volume, of non-IT products, and financial institutions providing the most critical payment processing functions. Responses have been received from a majority of the firms in this group.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      OPERATIONS AND FINANCIAL CONDITION

MI is also establishing a common approach for testing and addressing Year 2000 compliance issues for its managed and franchised properties. This includes a guidance protocol for operated properties, and a Year 2000 "Toolkit" for franchisees containing relevant Year 2000 compliance information. MI is also utilizing a Year 2000 best-practices sharing system.

RISKS. There can be no assurances that Year 2000 remediation by the Partnership or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on the Partnership, its business and its financial condition. The Partnership cannot predict the actual effects to it of the Year 2000 problem, which depends on numerous uncertainties such as: (i) whether significant third parties, properly and timely address the Year 2000 issue; and (ii) whether broad-based or systemic economic failures may occur. The Partnership is also unable to predict the severity and duration of any such failures, which could include disruptions in passenger transportation or transportation systems generally, loss of utility and/or telecommunications services, and errors or failures in financial transactions or payment processing systems such as credit cards. Due to the general uncertainty inherent in the Year 2000 problem and the Partnership's dependence on third parties, the Partnership unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Partnership. The Partnership's Year 2000 compliance program is expected to significantly reduce the level of uncertainty about the Year 2000 problem and management believes that the possibility of significant interruptions of normal operations should be reduced.

                          PART II.  OTHER INFORMATION
                          ---------------------------

           FORUM RETIREMENT PARTNERS, L.P. AND SUBSIDIARY PARTNERSHIP

ITEM 1.   LEGAL PROCEEDINGS

7. On June 15, 1995, The Russell F. Knapp Revocable Trust filed a complaint in the United States District Court of the Southern District of Indiana against the General Partner and Forum Group alleging breach of the partnership agreement, breach of fiduciary duty, fraud, insider trading and civil conspiracy/aiding and abetting. On February 4, 1998, the Plaintiff, MSLS, the General Partner, Forum Group and Host Marriott entered into a Settlement Agreement pursuant to which Host Marriott agreed to pay each limited partner electing to join in the Settlement Agreement $4.50 per Unit in exchange for (i) the transfer of all Partnership Units owned by a settling limited partner; (ii) an agreement by each settling limited partner not to purchase additional Partnership Units; (iii) a release of all claims asserted in the litigation; and (iv) a dismissal of the litigation. Because of the derivative nature of the allegations contained in the Plaintiff's complaint, the General Partner invited all limited partners, in their sole discretion, to participate in the Settlement Agreement, and detailed the requirements for participation in two notices to unitholders, dated March 27, 1998, and May 6, 1998, respectively. Initially, the period within which a limited partner could elect to participate in the Settlement Agreement was scheduled to expire on April 27, 1998. This period was extended to May 22, 1998. Host Marriott also agreed to pay as much as an additional $1.25 per Unit to the settling Limited Partners, under certain conditions, in the event that Host Marriott within three years following the date of settlement initiates a tender offer for the purchase of Units not presently held by Host Marriott or the settling Limited Partners. On February 5, 1998, the Indiana Court entered an order approving the dismissal of the Plaintiff's case.

     In connection with the Settlement Agreement, Host Marriott initially acquired on March 25, 1998, 1,000,894 units from the Plaintiff and related parties for $4,504,023. Host Marriott subsequently acquired 1,140,901 additional Units from other limited partners electing to participate in the Settlement Agreement for $5,134,055. As a result of these purchases, Host Marriott's current limited partnership ownership interests in the Partnership, directly or through affiliates, increased to approximately 93%. On October 5, 1998, a definitive merger agreement was signed whereby Host Marriott will acquire by merger all the remaining outstanding Units not currently held by Host Marriott or its subsidiaries for $5.75 per Unit. As a result of the Merger Agreement, Host Marriott would be required to pay a total amount ranging from $683,000 to $491,000 to the settling Limited Partners under the terms of the Settlement Agreement.

     On July 22, 1998, Harbor Finance Partners, LTD. ("Harbor Finance"), a Partnership unitholder, filed a purported class action lawsuit in Delaware State Chancery Court relating to the Merger Proposal against Host Marriott, FRI, two of their affiliates, the Partnership, and FRI's directors. Harbor Finance alleges in the complaint that these defendants breached their fiduciary duties to the unitholders by offering an inadequate price for the Units, attempting to improperly influence the market price of the Units, and failing to provide for a mechanism that would establish a fair price for the units. Harbor Finance is seeking certification of a class, an injunction to prevent completion of the proposed transaction or, in the alternative, rescission of the transaction, and compensatory damages. Punitive damages are not sought in the action. FRI believes that there is no merit to the allegations contained in the complaint, and that this litigation will not have a material, adverse effect on the financial performance of the Partnership. The Partnership believes that the appointment of the Board's Advisory Committee and the Fairness Opinion will ensure that the Merger Proposal is fair to the unitholders and that an appropriate price will be paid.

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


                         FORUM RETIREMENT PARTNERS, L.P.,
                         a Delaware Limited Partnership

                         By:  FORUM RETIREMENT, INC., GENERAL PARTNER
                         --------------------------------------------


November 12, 1998        By:  /s/  Donald D. Olinger
-----------------        ---------------------------
Date                     Donald D. Olinger
                         Vice President